Form 10-Q
period 1998-06-30
EARTHLINK NETWORK INC /DE/
filed 1998-08-14
CIK 1061566

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                         OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934


                          COMMISSION FILE NUMBER 000-20799

                              EARTHLINK NETWORK, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                        58-2389244
     (STATE OF INCORPORATION)  (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                  3100 NEW YORK DRIVE, PASADENA, CALIFORNIA 91107
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                   (626) 296-2400
                   (REGISTRANT'S TELEPHONE, INCLUDING AREA CODE)
                                ____________________

          Securities registered pursuant to Section 12(b) of the Act: NONE

            Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $.01 par value
                                ____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

   There were 28,367,928 shares of Common Stock outstanding as of June 30, 1998.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              EARTHLINK NETWORK, INC.
                           QUARTERLY REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED JUNE 30, 1998

                                 TABLE OF CONTENTS

                                       PART I

Item 1.  Financial Statements and Supplementary Data. . . . . . . . . . . . .  1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . .  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . 13

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . 14


                                      PART II

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 15

                                       PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              EARTHLINK NETWORK, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                       ASSETS

                                                DECEMBER 31, 1997     JUNE 30, 1998
                                                -----------------     -------------
                                                    (AUDITED)          (UNAUDITED)
                                                           (in thousands)
Current assets:
  Cash and cash equivalents (Notes 4 and 5)         $ 16,450            $137,713
  Restricted short-term investment                     1,250               1,250
  Accounts receivable, net                             2,520               5,498
  Prepaid expenses                                     1,109               3,627
  Other assets                                           753                 379
                                                    --------            --------
    Total current assets                              22,082             148,467
Other long-term assets                                   449                 564
Property and equipment, net                           23,398              29,445
Intangibles, net (Note 6)                                958             114,102
                                                    --------            --------
                                                    $ 46,887            $292,578
                                                    --------            --------
                                                    --------            --------


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                            $  6,472            $ 16,656
  Accrued payroll and related expenses                 2,316               6,272
  Other accounts payable and accrued liabilities       3,717              10,081
  Current portion of capital lease obligations         7,112               8,375
  Notes payable                                        9,387                 200
  Deferred revenue                                     3,590               6,518
                                                    --------            --------
    Total current liabilities                         32,594              48,102
Long-term portion of capital lease obligations         8,218               8,702
                                                    --------            --------
    Total liabilities                                 40,812              56,804
                                                    --------            --------
Stockholders' equity:
  Preferred stock (Note 4)                                --                  41
  Common stock (Note 5)                                  225                 284
  Additional paid-in capital (Notes 4 and 5)          70,829             319,550
  Warrants to purchase common stock                    1,093               1,445
  Accumulated deficit                                (66,072)            (85,546)
                                                    --------            --------
    Total stockholders' equity                         6,075             235,774
                                                    --------            --------
                                                    $ 46,887            $292,578
                                                    --------            --------
                                                    --------            --------

    The accompanying notes are an integral part of these financial statements

                              EARTHLINK NETWORK, INC
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                     ----------------------        ----------------------
                                                      1997           1998           1997           1998
                                                     -------        -------        -------        -------
                                                                       (UNAUDITED)
                                                           (in thousands, except per share data)
Revenues:
  Recurring revenues                                 $17,479       $ 34,871       $ 31,565       $ 62,141
  Other revenues                                       1,367          1,620          2,999          3,198
  Incremental revenues                                   -            1,146            -            1,538
                                                     --------      ---------      ---------      ---------
    Total revenues                                    18,846         37,637         34,564         66,877

Operating costs and expenses:
  Cost of recurring revenues                           9,187         18,114         17,142         32,620
  Cost of other revenues                                 804            753          1,719          1,458
  Sales and marketing                                  5,056          6,765         10,017         12,681
  General and administrative                           3,449          4,988          6,951          9,501
  Operations and member support                        7,791         11,630         14,213         21,170
  Amortization and transaction costs (Note 7)            -            7,208            -            7,208
                                                     --------      ---------      ---------      ---------
    Total operating costs and expenses                26,287         49,458         50,042         84,638
                                                     --------      ---------      ---------      ---------

  Loss from operations                                (7,441)       (11,821)       (15,478)       (17,761)
  Interest income                                        135            426            300            649
  Interest expense                                      (444)          (621)          (951)        (1,308)
                                                     --------      ---------      ---------      ---------
    Net loss                                          (7,750)       (12,016)       (16,129)       (18,420)

  Deductions for dividends on convertible
    preferred stock (Note 8)                            --           (1,054)            --         (1,054)
                                                     --------      ---------      ---------      ---------
  Net loss attributable to common stockholders       $(7,750)      $(13,070)      $(16,129)      $(19,474)
                                                     --------      ---------      ---------      ---------
                                                     --------      ---------      ---------      ---------

  Basic and diluted net loss per share               $ (0.40)      $  (0.53)        $(0.86)        $(0.82)
                                                     --------      ---------      ---------      ---------
                                                     --------      ---------      ---------      ---------

  Weighted average shares                             19,476         24,586         18,842         23,674
                                                     --------      ---------      ---------      ---------
                                                     --------      ---------      ---------      ---------

     The accompanying notes are an integral part of these financial statements

                              EARTHLINK NETWORK, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                    ----------------------        ----------------------
                                                                     1997           1998           1997           1998
                                                                    -------        -------        -------        -------
                                                                                      (UNAUDITED)
                                                                                     (in thousands)
Net cash (used in) provided by operating  activities                $(4,103)      $  8,288       $(16,173)      $ 11,936
                                                                    --------      ---------      ---------      ---------
Cash flows from investing activities:

  Purchases of property and equipment                                (4,182)        (5,866)        (8,968)       (11,530)
  Purchase of intangible assets                                      (1,356)           -           (1,356)            (9)
  Transaction costs                                                                 (7,142)                       (8,412)
  Net cash acquired from acquisition                                    -           23,750            -           23,750
  Liquidation of restricted short-term investment                        38            -               38            -
                                                                    --------      ---------      ---------      ---------
      Net cash (used in) provided by investing activities            (5,500)        10,742        (10,286)         3,799
                                                                    --------      ---------      ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                             1,271            -            1,271            200
  Repayment of notes payable                                            -           (5,385)        (2,225)        (4,387)
  Proceeds from capital lease obligations                             2,542          3,122          5,325          5,635
  Principal payments under capital lease obligations                 (1,194)        (1,994)        (2,079)        (3,888)
  Proceeds from issuance of common stock, net                           -          105,329         26,339        105,329
  Proceeds from stock options and warrants exercised                    -              896            -            2,639
                                                                    --------      ---------      ---------      ---------
      Net cash provided by financing activities                       2,619        101,968         28,631        105,528
                                                                    --------      ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents                 (6,984)       120,998          2,172        121,263
Cash and cash equivalents, beginning of period                       13,149         16,715          3,993         16,450
                                                                    --------      ---------      ---------      ---------
Cash and cash equivalents, end of period                            $ 6,165       $137,713       $  6,165       $137,713
                                                                    --------      ---------      ---------      ---------
                                                                    --------      ---------      ---------      ---------


Acquisition, net of cash acquired (Note 4):
  Issuance of convertible preferred stock                                                                       $135,000
  Transaction costs                                                                                                8,412
  Intangible assets                                                                                             (119,662)
                                                                                                                ---------
  Net cash acquired from acquisition                                                                             $23,750
                                                                                                                ---------
                                                                                                                ---------

 The accompanying notes are an integral part of these financial statements

                               EARTHLINK NETWORK, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The consolidated condensed financial statements of EarthLink Network, Inc., which includes the accounts of its wholly owned subsidiary, EarthLink Operations Inc., (collectively, "EarthLink" or the "Company") for the three month and six month periods ended June 30, 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of December 31, 1997 contained in the Company's Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated. These financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at June 30, 1998 and the results of operations and of cash flows for the three month and six month periods ended June 30, 1997 and 1998. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

2.  STOCK SPLIT

     In July 1998 the Company effected a two-for-one stock split. The accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the stock split.

3.  NET LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares outstanding divided into net income during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included potential common stock in the calculation of EPS as such inclusion would have an anti-dilutive effect.

4.  STRATEGIC ALLIANCE WITH SPRINT CORPORATION

     On February 10, 1998, EarthLink entered into certain agreements to establish a broad strategic relationship (the "Strategic Alliance") with Sprint Corporation ("Sprint") in the area of consumer Internet access and related services.

                               EARTHLINK NETWORK, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the Strategic Alliance, on June 5, 1998, Sprint consummated a tender offer for 2.5 million shares of the Company's Common Stock at a price per share of $22.50 in cash to each tendering stockholder (the "Offer"). Immediately following the closing of the Offer, Sprint received approximately 4.1 million shares of the Company's Series A Convertible Preferred Stock, par value $0.01 per share, in exchange for (i) transfer to the Company of Sprint's approximately 130,000 Sprint Internet Passport subscribers, (ii) aggregate cash consideration of approximately $24 million and (iii) the exclusive right to use certain ports within Sprint's high-speed data network for four years. EarthLink and Sprint also entered into a Marketing and Distribution Agreement which includes a commitment by Sprint to deliver a minimum of 150,000 new subscribers per year for five years through its own channels, EarthLink's right to be Sprint's exclusive provider of consumer Internet access services for at least ten years and the right to use Sprint's brand and distribution network for at least ten years. Sprint has also provided EarthLink with a credit facility of up to $25 million (increasing to $100 million over three years) in the form of convertible senior debt (collectively, the "Sprint Transaction").

     In connection with the Sprint Transaction, a newly-formed subsidiary of the Company was merged with and into the former EarthLink Network, Inc. (the "Merger"), pursuant to which (i) the former EarthLink became a wholly-owned subsidiary of the Company and (ii) each outstanding share of former EarthLink common stock was converted into one share of common stock of the Company. EarthLink Operations, Inc. ("EarthLink Operations"), the corporation
surviving the Merger, is now a wholly-owned subsidiary of the Company.   All
references in these financial statements to EarthLink or the Company related, collectively, to both EarthLink Network, Inc. and EarthLink Operations, Inc.

     The Series A Convertible Preferred Stock will pay liquidation dividends for the first five years in the form of increases in its Liquidation Value, as defined, at a rate of 3% of the Liquidation Value. Thereafter, the Series A Convertible Preferred Stock will pay a cash dividend of 3% for 15 years increasing from 8% to 12% in years 21 through 23.

5.  FOLLOW ON PUBLIC OFFERING

     In June 1998 the Company completed a follow on public offering of 4.8 million shares of its Common Stock at $30 per share. The offering consisted of 3.0 million shares and an underwriter's overallotment of 720,000 shares offered by the Company and 1.8 million shares offered by certain stockholders. The Company did not receive any proceeds from the sale of shares by selling stockholders. Net proceeds to the Company were approximately $105 million.

                               EARTHLINK NETWORK, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   INTANGIBLE ASSETS

     The value of intangible assets acquired in the Sprint Transaction, aggregating $119.7 million, are being amortized on a straight-line basis over the estimated useful lives as follows: member base amortized over 18 months, the Marketing and Distribution Agreement amortized over 5 and 10 years, which are the life of the portion of the contract related to Sprint's provision of additional customers and the overall contract life relative to the co-branding feature, respectively, and the excess of consideration over the fair value of net asserts acquired (goodwill) over 18 months. The Company regularly reviews the recoverability of intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying values of the intangible assets. Intangible assets acquired in the Sprint Transaction are valued as follows:

                                                        June 30, 1998
                                                        --------------
                                                        (in thousands)
       Member base                                         $ 65,000
       Marketing and Distribution Agreement                  20,000
       Goodwill                                              34,662
                                                           --------
                                                            119,662
      Less accumulated amortization                          (5,811)
                                                           --------
                                                           $113,851
                                                           --------
                                                           --------

7.   AMORTIZATION AND TRANSACTION COSTS

     In June 1998 the Company incurred amortization expense of $5.8 million on intangible assets acquired in the Sprint Transaction and a one-time cost related to the Sprint Transaction of $1.4 million.

8.   DEDUCTIONS FOR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     Dividends on Convertible Preferred Stock are reflected as an increase to net loss attributable to common shareholders. This adjustment reflects the liquidation dividend of $662,000 based on a 3% dividend and the accretion of a $392,000 dividend related to the beneficial conversion feature of the Series A Convertible Preferred Stock in accordance with EITF Topic No. D-60 based upon the rate at which the preferred stock becomes convertible.

     This Report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements, which are typically introduced by phrases such as "the Company believes", "anticipates", "estimates" or "expects" certain conditions to exist, reflect management's best current assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking financial statements as a result of certain factors described in this report. See "Safe Harbor Statement."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND THE AUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN THE ANNUAL REPORT.

IN JULY 1998 THE COMPANY EFFECTED A TWO-FOR-ONE STOCK SPLIT. THE FINANCIAL INFORMATION DISCUSSED IN THIS ITEM 2 AND ELSEWHERE IN THIS REPORT HAS BEEN RETROACTIVELY ADJUSTED TO GIVE EFFECT TO THE STOCK SPLIT.

OVERVIEW

     EarthLink Network, Inc. (together with its wholly-owned operating subsidiary, "EarthLink" or the "Company") is a leading Internet service provider ("ISP") that provides reliable, nationwide Internet access and related value-added services to its individual and business members, helping them to derive meaningful benefits from the extensive resources of the Internet. The Company has experienced rapid member growth and has become one of the world's largest ISPs by enhancing its members' Internet experience through simple, rapid and reliable access to the Internet, high quality service and member support and enhanced services.

     EarthLink provides its members with a core set of features through its standard Internet service, which provides unlimited access to the Internet and several related value-added services for a flat monthly fee of $19.95. In addition, the Company offers a variety of premium services to both its individual and business members. Recurring revenues, which are generally paid for in advance with credit cards, consist of monthly fees charged to members for Internet access and other ongoing services including Business Web Site Hosting, National ISDN, LAN ISDN and Frame Relay Connections. Access fees are recognized ratably over the period services are provided. Other revenues generally represent one-time, non-refundable set up fees and are recorded as earned. Incremental revenues are derived from leveraging the Company's member base, including online advertising, commissions from electronic commerce, and sales of certain products.

     Cost of recurring revenues principally includes telecommunications costs and depreciation expense on equipment used in network operations for ongoing member services. Included in telecommunications costs are fees paid to UUNET Technologies, Inc. ("UUNET"), PSINet, Inc. ("PSINet") and Sprint Corporation ("Sprint") for local dial-up access to their respective nationwide systems of points of presence ("POPs"). Cost of other revenues principally includes expenses related to the registration of new members, such as bounties paid to third parties for generating new members for the Company and licensing fees for software.

     The Company has experienced net losses since it commenced operations. As of June 30, 1998, the Company had an accumulated deficit of $85.5 million (exclusive of $1.3 million in losses incurred from inception through June 19, 1995 which have been reclassified from accumulated deficit to common stock as a result of the Company's conversion from S Corporation to C Corporation status and inclusive of $1.1 million representing dividends on Series A Convertible Preferred Stock. The Company has noted a trend of continuing improvement in net loss and earnings before interest, taxes, depreciation and amortization ("EBITDA").

                               EARTHLINK NETWORK, INC.
                    UNAUDITED CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                   THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                            ------------------------------------------    -----------------------------------------
                                                        PERCENT               PERCENT               PERCENT                PERCENT
                                                        OF TOTAL              OF TOTAL              OF TOTAL               OF TOTAL
                                              1997      REVENUES      1998    REVENUES    1997      REVENUES      1998     REVENUES
                                            --------    --------    --------  --------    ----      --------      ----     --------
                                                                      (in thousands, except percentages)
EBITDA                                      $(5,263)      -28%      $(2,708)      -7%    $(11,420)     -33%      $(5,659)     -8%
One-Time Sprint Transaction costs                                     1,397        4%                              1,397       2%
                                            --------    --------    --------  --------    --------  --------      ----     --------
EBITDA before Sprint Transaction Costs      $(5,263)      -28%      $(1,311)      -3%    $(11,420)     -33%      $(4,262)      -6%
                                            --------    --------    --------  --------    --------  --------      ----     --------
                                            --------    --------    --------  --------    --------  --------      ----     --------

The improvement in EBITDA was primarily due to significant member growth and the Company's ability to take advantage of economies of scale to control costs and expenses. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation from, an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles. The Company expects that it will continue to incur net losses as it continues to expend substantial resources on sales and marketing to rapidly increase its member base. There can be no assurance that the Company will sustain profitability or positive cash flow from its operating activities.

     On February 10, 1998, the Company entered into certain agreements to establish a broad strategic relationship (the "Strategic Alliance") with Sprint in the area of consumer Internet access and related services. In connection with the Strategic Alliance, on June 5, 1998, Sprint consummated a tender offer for 2.5 million shares of the Company's Common Stock at a price per share of $22.50 in cash to each tendering stockholder (the "Offer"). Immediately following the closing of the Offer, Sprint received approximately
4.1 million shares of the Company's Series A Convertible Preferred Stock, par value $0.01 per share, in exchange for (i) transfer to the Company of Sprint's approximately 130,000 Sprint Internet Passport subscribers, (ii) aggregate cash consideration of approximately $24 million and (iii) the exclusive right to use certain ports within Sprint's high-speed data network for four years. EarthLink and Sprint also entered into a Marketing and Distribution Agreement which includes a commitment by Sprint to deliver a minimum of 150,000 new subscribers per year for five years through its own channels, EarthLink's right to be Sprint's exclusive provider of consumer Internet access services for at least ten years and the right to use Sprint's brand and distribution network for at least ten years. Sprint has also provided EarthLink with a credit facility of up to $25 million (increasing to $100 million over three years) in the form of convertible senior debt (collectively, the "Sprint Transaction"). Immediately following consummation of the Sprint Transaction and the Company's recently completed follow on public stock offering, Sprint owned Common Stock and Series A Convertible Preferred Stock constituting approximately 27% of the Company's capital stock on a fully diluted basis (assuming acceleration of certain dividend rights and the exercise by Sprint of certain preemptive rights) and approximately 9% of the Company's voting stock. Sprint also obtained two seats on the Company's board of directors.

     The Series A Convertible Preferred Stock will pay dividends for the first five years in the form of increases in its Liquidation Value at a rate of 3% of the Liquidation Value. Thereafter the Series A Convertible Preferred Stock will pay a cash dividend of 3% for 15 years increasing from 8% to 12% in years 21 through 23.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items on the Company's statements of operations for the periods indicated:

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                       -------------------           -------------------
                                                       1997           1998           1997           1998
                                                       ----           ----           ----           ----
Revenues:
  Recurring revenues                                     93%            93%            91%            93%
  Other revenues                                          7              4              9              5
  Incremental revenues                                    -              3              -              2
                                                       -----           ----          -----           ----
    Total revenues                                      100%           100%           100%           100%


Operating costs and expenses:
  Cost of recurring revenues                             49             48             50             49
  Cost of other revenues                                  4              2              5              2
  Sales and marketing                                    27             18             29             19
  General and administrative                             18             13             20             14
  Operations and member support                          41             31             41             32
  Amortization and transaction costs (1)                  -             19              -             11
                                                       -----           ----          -----           ----
                                                        139            131            145            127
                                                       -----           ----          -----           ----
  Loss from operations                                  (39)           (31)           (45)           (27)
  Interest income                                         1              1              1              1
  Interest expense                                       (2)            (2)            (3)            (2)
                                                       -----           ----          -----           ----
    Net loss                                            (40%)          (32%)          (47%)          (28%)
                                                       -----           ----          -----           ----
                                                       -----           ----          -----           ----
EBITDA (2)                                              (28%)           (7%)          (33%)           (8%)
                                                       -----           ----          -----           ----
                                                       -----           ----          -----           ----

___________________

(1) Represents $5.8 million in amortization of intangible assets acquired in the Sprint Transaction and a one-time transaction related cost of $1.4 million.

(2) Represents earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation from an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles.

RECURRING REVENUES

     The Company experienced substantial growth in revenues for the three and six month periods ended June 30, 1998 as compared to the corresponding periods of 1997. The increase in recurring revenues of 99% from $17.5 million in the quarter ended June 30, 1997 to $34.9 million in the quarter ended June 30, 1998 was primarily due to an increase in the Company's member base from 420,000 at December 31, 1997 to 710,000 at June 30, 1998.

OTHER REVENUES

                                            THREE MONTHS                                 SIX MONTHS
                                           ENDED JUNE 30,                               ENDED JUNE 30,
                                       ---------------------         INCREASE       ---------------------         Increase
                                        1997           1998          (DECREASE)      1997           1998         (Decrease)
                                       ------         ------         ----------     ------         ------        ----------
                                                                    (in thousands)
Dial-up set up fees                      $784         $  711           $(73)        $1,914         $1,539          $(375)
Non Dial-up set up fees                   583            909            326          1,085          1,659            574
                                       ------         ------           ----         ------         ------          -----
Total other revenues                   $1,367         $1,620           $253         $2,999         $3,198          $ 199
                                       ------         ------           ----         ------         ------          -----
                                       ------         ------           ----         ------         ------          -----

     The decrease in dial up set up fees is primarily due to the Company's willingness to waive set up fees for dial-up members acquired through certain affinity marketing partnerships in response to market pressures. The Company
expects this trend to continue for dial-up set up revenues.   EarthLink has
aggressively expanded its sales of premium services such as Business Web Site Hosting, National ISDN, LAN ISDN and Frame Relay Connections. As such, one-time fees for the set up of non-dial-up accounts has increased significantly.

INCREMENTAL REVENUES

     In the first quarter of 1998 EarthLink began reporting incremental revenues derived from programs such as advertising and electronic commerce that leverage the Company's growing member base and user traffic. The Company sells advertising space on its various online properties such as the Personal Start Page and its bi-monthly newsletter, "bLink", and is developing other sources of incremental revenue such as the EarthLink Mall, branded start pages and Earthlink Internet Rooms. Incremental revenues were $392,000 and $1.1 million during the three months ended March 31, 1998 and June 30, 1998, respectively. The increase was primarily due to sales of content sponsorships and increased sales of Premier Partnerships. Content sponsorships and Premier Partnerships provide leading advertisers and merchandisers with opportunities to gain visibility and placement throughout EarthLink's properties.

COST OF RECURRING REVENUES

                                                 THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                      -------------------------------------------    --------------------------------------------
                                                PERCENT OF             PERCENT OF              PERCENT OF              PERCENT OF
                                                 RECURRING              RECURRING               RECURRING               RECURRING
                                        1997     REVENUES     1998      REVENUES     1997       REVENUES       1998     REVENUES
                                      -------   ----------   ------    ----------   ------     ----------     ------   ----------
                                                                (in thousands, except percentages)
Recurring revenues                    $17,479      100%     $34,871       100%      $31,565        100%       $62,141       100%
Cost of recurring revenues              9,187       53       18,114        52        17,142         54         32,620        52

     Cost of recurring revenues increased 97% and 90% during the three and six month periods ended June 30, 1998 as compared to the corresponding periods of 1997, primarily due to the corresponding increase in the Company's member base. The decrease in the cost of recurring revenues as a percentage of recurring revenues was primarily due to the Company's ability to more effectively manage and thereby reduce communications costs per member to exploit economies of scale and to reduce per member costs as the total member base expanded.

COST OF OTHER REVENUES

                                                 THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                      -------------------------------------------    --------------------------------------------
                                                 PERCENT                PERCENT                 PERCENT               PERCENT OF
                                                 OF OTHER               OF OTHER                OF OTHER               RECURRING
                                        1997     REVENUES     1998      REVENUES     1997       REVENUES       1998     REVENUES
                                      -------   ----------   ------    ----------   ------     ----------     ------   ----------
                                                                (in thousands, except percentages)
  Royalties                              $336        24%       $ 32         2%      $  682           23%      $    47      2%
  Bounties                                309        23         532        33          745           25         1,122     35
  Other                                   159        12         189        12          292            9           289      9
                                        ------      ----      ------     -----     --------         ----      --------   -----
  Total cost of other revenues           $804        59%       $753        47%      $1,719           57%       $1,458     46%
                                        ------      ----      ------     -----     --------         ----      --------   -----
                                        ------      ----      ------     -----     --------         ----      --------   -----

     Cost of other revenues decreased 6% and 15% during the three and six months ended June 30, 1998 as compared to the corresponding periods of 1997. The decrease was primarily due to a reduction in royalty expense occasioned by the renewal of various contracts for licensed software under more favorable terms. The increase in the other components of cost of other revenue is primarily due to the increase in the rate of member growth during the three and six month periods ended June 30, 1998 as compared to the corresponding periods of 1997.
                                        10

SALES AND MARKETING

     Sales and marketing expenses consist primarily of advertising, sales commissions, salaries and the cost of promotional material. Sales and marketing expenses increased 33% from $5.1 million to $6.8 million during the three month periods ended June 30, 1997 and 1998, respectively, and 27% from $10.0 million to $12.7 million during the six months ended June 30, 1997 and 1998, respectively. The increases were primarily due to increased emphasis on marketing the Company's services, expanding sales and marketing efforts on a nationwide basis, increased sales commissions and increased marketing personnel headcount. The Company does not defer sales, marketing or other direct costs associated with the acquisition of members. These costs are expensed as incurred.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, rent, bad debt and compensation. General and administrative expenses increased 43% from $3.5 million to $5.0 million during the three months ended June 30, 1997 and 1998, respectively and 36% from $7.0 million to $9.5 million during the six months ended June 30, 1997 and 1998, respectively. The increase was primarily due to increases in payroll, rent, depreciation expenses and credit card fees. The rise in payroll costs was primarily due to growth in headcount. In October 1997, the Company occupied an additional 45,000 square feet of its corporate headquarters facility, and monthly rent increased from $46,000 to $73,000. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increase in credit card processing fees was due to the increase in the Company's member base.

OPERATIONS AND MEMBER SUPPORT

     Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as costs to register and maintain member accounts. Operations and member support expenses increased 49% from $7.8 million to $11.6 million during the three month periods ended June 30, 1997 and 1998, respectively, and 49% from $14.2 million to $21.2 million during the six months ended June 30, 1997 and 1998, respectively. The increases reflect management's focus on retaining existing members by providing superior services and devoting significant resources to expanding technical support and network operations capabilities. The number of employees engaged in operations and member support activities was 500 and 775 at June 30, 1997 and 1998, respectively. The Company also continues to improve member service functions by investing in training programs, hardware and software.

INTEREST EXPENSE

     Interest expense increased from $444,000 to $621,000 and from $951,000 to $1.3 million during the three and six months ended June 30, 1998, respectively, as compared to the corresponding periods of 1997. The increases in interest expense were primarily due to increased borrowings and capital lease obligations incurred to finance the Company's network infrastructure and capital improvements.

INTEREST INCOME

     Interest income increased from $135,000 to $426,000 and from $300,000 to $649,000 during the three and six months ended June 30, 1998, respectively, as compared to the corresponding periods of 1997. The increases were primarily due to an increase in average cash balances available for investment.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond the Company's control. These factors include the rates of, and costs associated with, new member acquisition, member retention, capital expenditures and other costs relating to the expansion of operations, including upgrading the Company's systems and infrastructure, the timing and market acceptance of new and upgraded service introductions, changes in the pricing policies of the Company and its competitors, changes in operating expenses (including telecommunications costs), the introduction of alternative technologies, the effect of potential acquisitions, increased competition in the Company's markets and other general economic factors. In addition, a portion of the Company's expenses are fixed; therefore, the Company's operating margins are particularly sensitive to fluctuations in revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $8.2 million and $11.9 million during the three and six month periods ended June 30, 1998, respectively. This was primarily due to an increase in accounts payable and accrued liabilities of $13.3 million and $20.5 million during the three and six month periods ended June 30, 1998, respectively, due to investment banking fees and network service costs.

     Cash provided by investing activities was $10.7 million and $3.8 million
for the three and six month periods ended June 30, 1998, respectively.   Net
cash acquired in the Sprint Transaction of $23.8 million was partially offset by Sprint Transaction costs of $7.1 million and $8.4 million for the three and six month periods ended June 30, 1998, respectively, and capital equipment purchases of $5.8 million and $11.5 million for the three and six month periods ended June 30, 1998, respectively.

     Cash provided by financing activities was approximately $102.0 million and $105.5 million during the three and six month periods ended June 30, 1998, respectively. In June 1998 the Company completed a follow on public offering of 4.8 million shares of its Common Stock at $30 per share. The offering consisted of 3.0 million shares and an underwriter's overallotment of 720,000 shares offered by the Company and 1.8 million shares offered by certain stockholders. The Company did not receive any proceeds from the sale of shares by selling stockholders. Net proceeds to the Company were approximately $105 million. Proceeds from capital lease transactions for the three and six month periods ended June 30, 1998 were $3.1 million and $5.6 million, respectively. The sale leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses are recorded. The property continues to be depreciated by the Company. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

     In connection with an amendment of its agreement with UUNET in October 1996, the Company issued a $5.0 million, one-year convertible promissory note to UUNET. This note, along with accrued interest, was converted into 783,030 shares of Common Stock at $6.44 per share in March 1998 per the terms of the note.

     In June 1998 the Company repaid its $5 million dollar line of credit to PSINet per the terms of the agreement. Amounts due under the line of credit agreement were previously reflected as current notes payable.

     As of June 30, 1998, the Company had cash and cash equivalents of approximately $137.7 million. The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for the next 12 months. In addition, as a result of the Sprint Transaction, EarthLink will have available a $25 million credit facility in the form of convertible senior debt financing, increasing to $100 million over a three-year period, at an interest rate of 6% per annum. The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its member base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales programs, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors.

YEAR 2000

     Many existing computer programs and systems use only two digits to identify a year. These programs and systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer programs and systems fail or create erroneous results by, at or beyond the Year 2000. The Company is currently assessing the Year 2000 readiness of its third-party supplied software, computer technology, telecommunications and other services. Any failure by third party vendors to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with the Company's systems could have a material adverse effect on the Company. Preliminary indications are, however, that the Company's third-party providers are, or will be, Year 2000 compliant. Based upon the results of the Company' assessment, the Company will develop and implement, if necessary, a remediation plan with respect to third-party software, computer technology telecommunications and other services which may fail to be Year 2000 ready. The Company has assessed its proprietary software and other systems and has determined them to be Year 2000 ready. At this time, the expenses associated with this assessment and potential remediation plan cannot be determined.

"SAFE HARBOR" STATEMENT

     The Management's Discussion and Analysis and other portions of this Report include "forward looking" statements within the meaning of the federal securities laws, that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that ether individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company will not retain or grow its member base, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Sprint alliance will not be as beneficial to the Company as management anticipates, (4) that the Company will not be able to sustain its current growth, (5) that the Company will not adequately respond to technological developments impacting the Internet, (6) that needed financing will not be available to the Company if and as needed, (7) that a significant change in the growth rate of the overall U.S. economy will occur, such that consumer and corporate spending are materially impacted, (8) that a significant reversal in the trend toward increased usage of the Internet will occur, and (9) that the Company or its vendors and suppliers may fail to timely achieve Year 2000 readiness such that there is a material adverse impact on the business, operations or financial results of the Company, (10) that a drastic negative change in the market conditions may occur, or (11) that some other unforeseen difficulties may occur. This list is intended to identify only certain of the principal factors that could cause actual results to differ materially from those describe in the forward-looking statements included herein.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 5, 1998 the Company held a special meeting of its stockholders to approve the following proposals necessary for the Company to consummate the Sprint Transaction. Each proposal was approved.

                                                                                          BROKER
PROPOSAL                                    VOTES FOR    VOTES AGAINST   ABSTENTIONS     NON-VOTES
--------                                    ---------    -------------   -----------     ---------
To approve and adopt an Agreement           7,578,415         8,757         6,745            0
and Plan of Merger, dated as of
February 10, 1998, by and among the
Company, Newco and Newco Sub,
pursuant to which (a) Newco Sub
will merge with and into the Company
with the Company as the surviving
company, and (b) each outstanding
share of Company Common Stock
outstanding at the effective time of
the Merger will be converted into the
right to receive one share of Newco
Common Stock.

To approve the issuance by Newco of         7,576,927         9,995         6,995            0
4,102,941 shares of Convertible
Preferred Stock to Sprint L.P. and the
issuance of Newco Common Stock upon
conversion thereof pursuant to the
Investment Agreement, dated as of
February 10, 1998, by and between the
Company, Newco, Sprint Corporation
and Sprint L.P.

To approve the issuance by Newco of         7,575,906        10,258         7,753            0
Convertible Notes to Sprint and the
issuance of Newco Common Stock upon
conversion thereof pursuant to the Credit
Agreement, dated as of February 10, 1998,
by and between Newco, the Company and
Sprint.

To approve and adopt amendments to the      7,548,517        10,398        35,002            0
agreements governing outstanding options,
warrants and other rights to acquire Company
Common Stock which thereafter will only
permit the issuance of Newco Common
Stock rather than Company Common Stock
upon exercise thereof.


                                      PART II

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits.      The following exhibits are filed as part of this report:


EXHIBIT NO.    DESCRIPTION
-----------    -----------
  10.1       Marketing and Distribution Agreement, dated as of February 10,
             1998 among Dolphin, Inc., EarthLink Network, Inc., Sprint
             Corporation and Sprint Communications Company L.P. (incorporated by reference to Exhibit 10.26 of the Registration Statement on
             Form S-4 of Dolphin, Inc., File No. 333-52507)

  10.2 Amended and Restated Employment agreement between the Company and Charles G. Betty (incorporated by reference to Exhibit 10.8 of the
             Company's Registration Statement on Form S-1, File No. 333-53063)

  27.1       Financial Data Schedule


                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EARTHLINK NETWORK, INC.


Date: AUGUST 14, 1998                /s/ Charles G. Betty
                                     ----------------------------------
                                     Charles G. Betty, President, Chief
                                     Executive Officer and Director

Date: August 14, 1998                /s/ Grayson L. Hoberg
                                     ----------------------------------
                                     Grayson L. Hoberg, Senior Vice President -
                                     Finance and Administration and Chief
                                     Financial Officer

Date: August 14, 1998                /s/ Richard A. Quiroga
                                     ---------------------------------
                                     Richard A. Quiroga, Vice President,
                                     Corporate Controller