Form 10-Q
period 1998-09-30
EARTHLINK NETWORK INC /DE/
filed 1998-11-16
CIK 1061566

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.01 par value

                              --------------------

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

     There were 28,521,321 shares of Common Stock outstanding as of September 30, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             EARTHLINK NETWORK, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Financial Statements and Supplementary Data.......................  1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....... 12

Item 4.  Submission of Matters to a Vote of Security Holders................12

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K...................................13


                                     PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              EARTHLINK NETWORK, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS


                                              DECEMBER 31, 1997     SEPTEMBER 30, 1998
                                              -----------------     ------------------
                                                 (AUDITED)              (UNAUDITED)
                                                          (in thousands)
Current assets:
  Cash and cash equivalents                      $  16,450              $ 134,397
  Restricted short-term investment                   1,250                  1,250
  Accounts receivable, net                           2,520                  4,596
  Prepaid expenses                                   1,109                  3,755
  Other assets                                         753                    644
                                                 ---------              ---------
    Total current assets                            22,082                144,642
Other long-term assets                                 449                    564
Property and equipment, net                         23,398                 30,405
Intangibles, net (Note 4)                              958                 97,731
                                                 ---------              ---------
                                                 $  46,887              $ 273,342
                                                 ---------              ---------
                                                 ---------              ---------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                         $   6,472              $  11,918
  Accrued payroll and related expenses               2,316                  6,881
  Other accounts payable and accrued liabilities     3,717                 13,017
  Current portion of capital lease obligations       7,112                  7,985
  Notes payable                                      9,387                     80
  Deferred revenue                                   3,590                  7,318
                                                 ---------              ---------
    Total current liabilities                       32,594                 47,199
Long-term portion of capital lease obligations       8,218                  7,288
                                                 ---------              ---------
    Total liabilities                               40,812                 54,487
                                                 ---------              ---------
Stockholders' equity:
  Preferred stock                                                              41
  Common stock                                         225                    285
  Additional paid-in capital                        70,829                324,855
  Warrants to purchase common stock                  1,093                  1,324
  Accumulated deficit                              (66,072)              (107,650)
                                                 ---------              ---------
    Total stockholders' equity                       6,075                218,855
                                                 ---------              ---------
                                                 $  46,887              $ 273,342
                                                 ---------              ---------
                                                 ---------              ---------


    The accompanying notes are an integral part of these financial statements

                            EARTHLINK NETWORK, INC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                           ------------------------       ----------------------
                                              1997         1998              1997         1998
                                           ---------    ----------        ---------    ---------
                                                                 (UNAUDITED)
                                                     (in thousands, except per share data)
Revenues:
  Recurring revenues                       $  19,450    $  46,877         $  51,869     $ 109,957
  Other revenues                               1,559        1,699             4,558         4,897
  Incremental revenues                             -        1,248                 -         2,786
                                           ---------    ----------        ---------    ----------
    Total revenues                            21,009       49,824            56,427       117,640

Operating costs and expenses:

  Cost of recurring revenues                   9,304       21,174            25,828        53,163
  Cost of other revenues                         352          394             1,326           730
  Sales and marketing                          6,670        9,975            18,904        25,348
  General and administrative                   3,511        5,843            10,462        15,344
  Operations and member support                7,970       15,078            22,183        36,248
  Amortization and transaction costs (Note 4)      -       17,754                 -        24,962
                                           ---------    ----------        ---------    ----------
    Total operating costs and expenses        27,807       70,218            78,703       155,795
                                           ---------    ----------        ---------    ----------

  Loss from operations                        (6,798)     (20,394)          (22,276)      (38,155)
  Interest income                                116        1,919               416         2,568
  Interest expense                              (516)        (353)           (1,467)       (1,661)
                                           ---------    ----------        ---------    ----------
    Net loss                                  (7,198)     (18,828)          (23,327)      (37,248)

  Deductions for dividends on convertible
    preferred stock (Note 5)                               (3,276)                         (4,330)
                                           ---------    ----------        ---------    ----------
  Net loss attributable to common
    stockholders                           $  (7,198)   $ (22,104)        $ (23,327)    $ (41,578)
                                           ---------    ----------        ---------    ----------
                                           ---------    ----------        ---------    ----------
  Basic and diluted net loss per share
    (Note 3)                               $   (0.36)   $   (0.78)        $   (1.22)    $   (1.64)
                                           ---------    ----------        ---------    ----------
                                           ---------    ----------        ---------    ----------
  Weighted average shares                     19,864       28,458            19,186        25,292
                                           ---------    ----------        ---------    ----------
                                           ---------    ----------        ---------    ----------


   The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                         ---------------------------         ---------------------------
                                            1997              1998              1997             1998
                                         ---------         ---------         ---------         ---------
                                                                   (UNAUDITED)
                                                                  (in thousands)
Net cash (used in) provided by
  operating activities                   $  (4,048)        $   2,462         $ (20,252)        $  14,398
                                         ---------         ---------         ---------         ---------
Cash flows from investing activities:
  Purchases of property and equipment       (2,522)           (4,381)          (11,490)          (15,911)
  Purchases of intangible assets               (48)                -            (1,404)               (9)
  Transaction costs                                             (449)                             (8,861)
  Net cash acquired from acquisition                                                              23,750
  Purchase of restricted short-term
    investment                                (200)                -              (200)                -
  Liquidation of restricted short-term
    investment                                   -                 -                38                 -
                                         ---------         ---------         ---------         ---------
      Net cash used in investing
        activities                          (2,770)           (4,830)          (13,056)           (1,031)
                                         ---------         ---------         ---------         ---------

Cash flows from financing activities:
  Proceeds from issuance of notes
    payable                                    981                 -             2,252               200
  Repayment of notes payable                     -              (120)           (2,225)           (4,507)
  Proceeds from capital lease
    obligations                              2,512               576             7,837             6,212
  Principal payments under capital
    lease obligations                       (1,274)           (2,380)           (3,354)           (6,269)
  Proceeds from issuance of common
    stock, net                              15,436                 -            41,718           105,329
  Proceeds from stock options and
    warrants exercised                          87               976               176             3,615
                                         ---------         ---------         ---------         ---------
      Net cash provided by (used in)
        financing activities                17,742              (948)           46,404           104,580
                                         ---------         ---------         ---------         ---------
Net increase (decrease) in cash and
  cash equivalents                          10,924            (3,316)           13,096           117,947
Cash and cash equivalents, beginning
  of period                                  6,165           137,713             3,993            16,450
                                         ---------         ---------         ---------         ---------
Cash and cash equivalents, end
  of period                              $  17,089         $ 134,397         $  17,089         $ 134,397
                                         ---------         ---------         ---------         ---------
                                         ---------         ---------         ---------         ---------

Acquisition, net of cash acquired
  (Note 4):
  Issuance of convertible preferred stock                                                      $ 135,000
  Transaction costs                                                                                9,914
  Intangible assets                                                                             (121,164)
                                                                                               ---------
  Net cash acquired from acquisition                                                           $  23,750
                                                                                               ---------
                                                                                               ---------


    The accompanying notes are an integral part of these financial statements

                           EARTHLINK NETWORK, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of EarthLink Network, Inc., which include the accounts of its wholly owned subsidiary, EarthLink Operations Inc., (collectively, "EarthLink" or the "Company") for the three month and nine month periods ended September 30, 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of December 31, 1997 contained in the Company's Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated. These financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at September 30, 1998 and the results of operations and of cash flows for the three month and nine month periods ended September 30, 1997 and 1998. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

2.   RECLASSIFICATIONS

     Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

3.   NET LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares outstanding divided into net income attributable to common stockholders during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included potential common stock in the calculation of EPS as such inclusion would have an anti-dilutive effect.

4.   INTANGIBLE ASSETS AND AMORTIZATION COSTS

     In June 1998 the Company consummated its strategic alliance with Sprint Corporation ("the Sprint Transaction") in the area of consumer Internet access and related services. The value of intangible assets acquired in the Sprint Transaction, aggregating $121.2 million, as of September 30, 1998, is being amortized on a straight-line basis over their estimated useful lives. During the quarter ended September 30, 1998 the Company incurred amortization expense of $17.8 million on these assets.

                             EARTHLINK NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   DEDUCTIONS FOR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     The Series A Convertible Preferred Stock issued in conjunction with the Sprint Transaction will pay liquidation dividends for the first five years in the form of increases in its Liquidation Value, as defined, at a rate of 3% of the Liquidation Value. Thereafter, the Series A Convertible Preferred Stock will pay a cash dividend of 3% for 15 years increasing from 8% to 12% in years 21 through 23. Dividends on the Convertible Preferred Stock are reflected as an increase to net loss attributable to common stockholders. The adjustment of $3.3 million recorded during the quarter ended September 30, 1998 represents a liquidation dividend of $1.8 million based on a 3% dividend and the accretion of a $1.5 million dividend related to the beneficial conversion feature of the Convertible Preferred Stock in accordance with EITF Topic No. D-60 based upon the rate at which the preferred stock becomes convertible.

6.   AMENDMENT TO LEASE

     Effective July 1998, the Company amended the lease for its Data Center facility. Under the amended lease the Company increased the space it occupies from 55,000 to 110,000 square feet of the existing facility and received an improvement allowance of $1.2 million from the lessor. Rent commitments for the 110,000 square feet of space are as follows:

                                                                      Annual
     Term                                                           Commitment
     --------------                                                ------------
     1998 (October 1, 1998 - December 31, 1998)                    $    276,000
     1999                                                             1,270,000
     2000                                                             1,765,000
     2001                                                             1,765,000
     2002                                                             1,881,000
     2003                                                             1,897,000
     Thereafter                                                       6,263,000
                                                                   ------------
                                                                   $ 15,117,000
                                                                   ------------
                                                                   ------------


Under the amended lease the Company will deliver an irrevocable letter of credit of $1 million to the lessor and cancel its current letter of credit of $800,000.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Company is subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". The statements have not had an impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decision maker" views the business. The Company will continue to review these statements over time to determine if any additional disclosures are necessary based on evolving circumstances.

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

     EarthLink provides its members with a core set of features through its standard Internet service, which provides unlimited access to the Internet and several related value-added services for a flat monthly fee of $19.95. In addition, the Company offers a variety of premium services to both its individual and business members. Recurring revenues, which are generally paid for in advance with credit cards, consist of monthly fees charged to members for Internet access and other ongoing services including Business Web Site Hosting, National ISDN, LAN ISDN, and Frame Relay Connections and, in certain areas, cable modem access. Access fees are recognized ratably over the period services are provided. Other revenues generally represent one-time, non-refundable set up fees and are recorded as earned. Incremental revenues are derived from leveraging the Company's member base, including online advertising, commissions from electronic commerce, and sales of certain products.

     Cost of recurring revenues principally includes telecommunications costs and depreciation expense on equipment used in network operations for ongoing member services. Included in telecommunications costs are fees paid to UUNET Technologies, Inc. ("UUNET"), PSINet, Inc. ("PSINet") and Sprint Corporation ("Sprint") for local dial-up access to their respective nationwide systems of points of presence ("POPs"). Cost of other revenues principally includes expenses, such as bounties paid to third parties for generating new members for the Company and licensing fees for software.

     The Company has experienced net losses since it commenced operations. As of September 30, 1998, the Company had an accumulated deficit of $107.7 million (exclusive of $1.3 million in losses incurred from inception through June 19, 1995 which have been reclassified from accumulated deficit to common stock as a result of the Company's conversion from S Corporation to C Corporation status and inclusive of $4.3 million representing dividends on Series A Convertible Preferred Stock). The Company has noted a trend of continuing improvement in net loss and earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA for the three months ended September 30, 1998 was a positive $900,000.


                                          THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------   -----------------------------------------
                                                 PERCENT            PERCENT               PERCENT               PERCENT
                                                OF TOTAL            OF TOTAL              OF TOTAL              OF TOTAL
                                       1997     REVENUES    1998    REVENUES     1997     REVENUES     1998     REVENUES
                                    --------    --------   -----    --------   --------   --------   --------   --------
                                                          (in thousands, except percentages)
EBITDA                              $ (4,285)    (20%)     $ 900      2%       $(15,705)     (28%)   $ (4,759)      (4%)
One-Time Sprint Transaction costs                                                                       1,397        1%
                                    --------    --------   -----    --------   --------   --------   --------   --------
EBITDA before Sprint Transaction
  Costs                             $ (4,285)    (20%)     $ 900      2%       $(15,705)     (28%)   $ (3,362)      (3%)
                                    --------    --------   -----    --------   --------   --------   --------   --------
                                    --------    --------   -----    --------   --------   --------   --------   --------


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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items on the Company's statements of operations for the periods indicated:

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                             ---------------        ---------------
                                               1997     1998          1997    1998
                                               ----     ----          ----    ----
Revenues:
  Recurring revenues                            93%      94%           92%     94%
  Other revenues                                 7        3             8       4
  Incremental revenues                           -        3             -       2
                                               ----     ----          ----    ----
    Total revenues                             100%     100%          100%    100%

Operating costs and expenses:
  Cost of recurring revenues                    44       42            46      45
  Cost of other revenues                         1        1             2       1
  Sales and marketing                           32       20            34      21
  General and administrative                    17       12            18      13
  Operations and member support                 38       30            39      31
  Amortization and transaction costs (1)         -       36             -      21
                                               ----     ----          ----    ----
                                               132      141           139     132
                                               ----     ----          ----    ----
  Loss from operations                         (32)     (41)          (39)    (32)
  Interest income                                1        4             1       2
  Interest expense                              (3)      (1)           (3)     (1)
                                               ----     ----          ----    ----
    Net loss                                   (34%)    (38%)         (41%)   (31%)
                                               ----     ----          ----    ----
                                               ----     ----          ----    ----
EBITDA (2)                                     (20%)      2%          (28%)    (4%)
                                               ----     ----          ----    ----
                                               ----     ----          ----    ----


-------------------
(1) Represents $17.8 million and $23.6 million in amortization of intangible assets acquired in the Sprint Transaction during the respective three and nine month periods ended September 30, 1998, respectively, and a one-time transaction cost of $1.4 million in June 1998 due the Company's strategic alliance with Sprint.

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

RECURRING REVENUES

     The Company experienced substantial growth in revenues for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods of 1997. The increase in recurring revenues of 141% from $19.5 million in the quarter ended September 30, 1997 to $46.9 million in the quarter ended September 30, 1998 was primarily due to an increase in the Company's member base from 420,000 at December 31, 1997 to 815,000 at September 30, 1998.

OTHER REVENUES


                                THREE MONTHS                                NINE MONTHS
                              ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                             --------------------       INCREASE        -------------------        INCREASE
                              1997          1998       (DECREASE)        1997          1998       (DECREASE)
                             ------        ------      ----------       ------        ------      ----------
                                                            (in thousands)
Dial-up set up fees          $  822        $  771        $  (51)        $2,736        $2,310        $ (426)
Non Dial-up set up fees         737           928           191          1,822         2,587           765
                             ------        ------        ------         ------        ------        ------
Total other revenues         $1,559        $1,699        $  140         $4,558        $4,897        $  339
                             ------        ------        ------         ------        ------        ------
                             ------        ------        ------         ------        ------        ------


     The decrease in dial up set up fees is primarily due to the Company's willingness to waive set up fees for dial-up members acquired through certain affinity marketing partnerships and other programs in response to market pressures. The Company expects this trend to continue for dial-up set up revenues. EarthLink has continued to expanded its sales of premium services such as Business Web Site Hosting, National ISDN, LAN ISDN and Frame Relay Connections and cable-modem connections. As such, one-time fees for the set up of non-dial-up accounts has increased significantly.

INCREMENTAL REVENUES

     In the first quarter of 1998 EarthLink began reporting incremental revenues derived from programs such as advertising and electronic commerce fees that leverage the Company's growing member base and user traffic. The principal component of the Company's strategy is the Premier Partnership Program through which the Company offers and sells promotional packages that provide advertisers with access to the multiple points of contact EarthLink has with its members. The Company also sells advertising and content space on its various online properties such as the Personal Start Page and its bi-monthly print newsletter, "bLink". Incremental revenues were $1.1 million and $1.3 million during the three months ended June 30, 1998 and September 30, 1998, respectively.

COST OF RECURRING REVENUES


                                       THREE MONTHS ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,
                                -----------------------------------------------   -----------------------------------------------
                                            PERCENT OF               PERCENT OF              PERCENT OF                PERCENT OF
                                            RECURRING                RECURRING               RECURRING                 RECURRING
                                  1997       REVENUES       1998      REVENUES      1997      REVENUES       1998       REVENUES
                                -------     ----------    -------    ----------   -------    ----------    --------    ----------
                                                                    (in thousands, except percentages)
Recurring revenues              $19,450        100%       $46,877       100%      $51,869        100%      $109,957       100%
Cost of recurring revenues        9,304         48         21,174        45        25,828         50         53,163        48


     Cost of recurring revenues increased 128% and 106% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding periods of 1997, primarily due to the corresponding increase in the Company's member base. The decrease in the cost of recurring revenues as a percentage of recurring revenues was primarily due to the Company's ability to more effectively manage and thereby reduce communications costs per member to exploit economies of scale and to reduce per member costs as the total member base expanded.

COST OF OTHER REVENUES


                                       THREE MONTHS ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,
                                -----------------------------------------------   -----------------------------------------------
                                            PERCENT OF               PERCENT OF              PERCENT OF                PERCENT OF
                                               OTHER                    OTHER                   OTHER                     OTHER
                                  1997       REVENUES       1998      REVENUES      1997      REVENUES       1998       REVENUES
                                -------     ----------    -------    ----------   -------    ----------    --------    ----------
                                                                    (in thousands, except percentages)
Royalties                       $  192         13%        $   61          4%       $  873        19%        $  108          2%
Other                              160         10%           333         19%          453        10%           622         13%
                                -------     ----------    -------    ----------   -------    ----------    --------    ----------
Total cost of other revenues    $  352         23%        $  394         23%       $1,326        29%        $  730         15%
                                -------     ----------    -------    ----------   -------    ----------    --------    ----------
                                -------     ----------    -------    ----------   -------    ----------    --------    ----------

     Cost of other revenues increased 12% during the three months ended September 30, 1998 as compared to the corresponding period of 1997. The increase is primarily due to increases in the cost of ISDN equipment sold to members and the cost to produce TotalAccess diskettes. These increases were partially offset by a reduction in royalty expense occasioned by the renewal of various contracts for licensed software under more favorable terms. Cost of other revenues decreased 45% for the nine months ended September 30, 1998 as compared to the corresponding period of 1997. The decrease was primarily due to a reduction in royalty expense. The increase in the other components of cost of other revenues is primarily due to the increase in the rate of member growth during the three and nine month periods ended September 30, 1998 as compared to the corresponding periods of 1997.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of advertising, sales commissions, salaries and the cost of promotional material. Sales and marketing expenses increased 50% from $6.7 million to $10.0 million during the three month periods ended September 30, 1997 and 1998, respectively, and 34% from $18.9 million to $25.3 million during the nine months ended September 30, 1997 and 1998, respectively. The increases were primarily due to increased emphasis on marketing including expanding sales and marketing efforts on a nationwide basis, increased sales commissions and increased marketing personnel headcount. The Company does not defer sales, marketing or other direct costs associated with the acquisition of members. These costs are expensed as incurred.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, rent, bad debt and compensation. General and administrative expenses increased 66% from $3.5 million to $5.8 million during the three months ended September 30, 1997 and 1998, respectively and 46% from $10.5 million to $15.3 million during the nine months ended September 30, 1997 and 1998, respectively. The increase was primarily due to increases in payroll, rent, depreciation expenses and credit card fees. The rise in payroll costs was primarily due to growth in headcount. In October 1997, the Company occupied an additional 45,000 square feet of its corporate headquarters facility, and monthly rent increased from $46,000 to $73,000. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increase in credit card processing fees was due to the increase in the Company's member base.

OPERATIONS AND MEMBER SUPPORT

     Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as costs to maintain member accounts. Operations and member support expenses increased 89% from $8.0 million to $15.1 million during the three month periods ended September 30, 1997 and 1998, respectively, and 64% from $22.2 million to $36.3 million during the nine months ended September 30, 1997 and 1998, respectively. The increases reflect management's focus on retaining existing members by providing superior services and devoting significant resources to expanding technical support staff and network operations capabilities. The number of employees engaged in operations and member support activities was 518 and 893 at September 30, 1997 and 1998, respectively. The Company also continues to improve member service functions by investing in training programs, hardware and software.

INTEREST EXPENSE

     Interest expense decreased from $516,000 to $353,000 during the three months ended September 30, 1998, as compared to the corresponding period of 1997. This was primarily due to the aging of capital lease obligations. As capital lease obligations have aged a greater portion of lease payments has been attributed to principal payments rather than interest expense. Interest expense increased from $1.5 million to $1.7 million during the nine months ended September 30, 1998 as compared to the corresponding periods of 1997.

INTEREST INCOME

     Interest income increased from $116,000 to $416,000 and from $1.9 million to $2.6 million during the three and nine months ended September 30, 1997 and 1998, respectively. The increases were primarily due to an increase in average cash balances available for investment.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $2.5 million and $14.3 million during the three and nine month periods ended September 30, 1998, respectively. The increase during the nine month period ended September 30, 1998 was primarily due to an increase in accrued liabilities of $13.8 million.

     Cash used in investing activities was $4.8 million and $1.0 million for the three and nine month periods ended September 30, 1998, respectively. Net cash acquired in the Sprint Transaction of $23.8 million was partially offset by Sprint Transaction costs of $449,000 and $9.9 million for the three and nine month periods ended September 30, 1998, respectively. Capital equipment purchases were $4.4 million and $15.9 million for the three and nine month periods ended September 30, 1998, respectively.

     Cash used in and provided by financing activities was approximately $948,000 and $104.6 million during the three and nine month periods ended September 30, 1998, respectively. In June 1998 the Company completed a follow on public offering of 4.8 million shares of its Common Stock at $30 per share. The offering consisted of 3.0 million shares and an underwriter's overallotment of 720,000 shares offered by the Company and 1.8 million shares offered by certain stockholders. The Company did not receive any proceeds from the sale of shares by selling stockholders. Net proceeds to the Company were approximately $105 million. Proceeds from capital lease transactions for the three and nine month periods ended September 30, 1998 were $576,000 and $6.3 million, respectively. The sale leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses are recorded. The property continues to be depreciated by the Company. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

     As of September 30, 1998, the Company had cash and cash equivalents of approximately $134.4 million. The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for the next 12 months. EarthLink has available a $25 million credit facility from Sprint in the form of convertible senior debt, increasing to $100 million over a three-year period, at an interest rate of 6% per annum. The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its member base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales programs, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors.

YEAR 2000

     Many existing computer programs and systems use only two digits to identify a year. These programs and systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer programs and systems may fail or create erroneous results by, at or beyond the Year 2000.

     The Company recently completed an extensive audit of all hardware and software which is critical to both Internet and business operations. The results of the audit are being analyzed to formulate a comprehensive Year 2000 test plan. Preliminary indications are that, since EarthLink is a relatively new company (founded in 1994), most hardware and software systems and software will not be impacted by the Year 2000 Phenomenon. Subsequent testing will indicate what modifications or replacements will be necessary for EarthLink to be internally Year 2000 ready. Current versions of EarthLink's TotalAccess software, which end-user members use to access their Internet accounts, have already been tested and are believed to be Year 2000 ready. EarthLink's primary concern, at this point, is with its third party communications providers of digital trunks and dial-up ports (AT&T, PSINet, UUNet, Sprint, etc.). These vendors are performing their own assessments of their Year 2000 readiness. The Company expects that these third party vendors will be Year 2000 ready. However, any failure by third party vendors to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with the Company's systems could have a material adverse effect on the Company. Preliminary indications are, however, that the Company's third-party providers are, or will be, Year 2000 compliant.

     There are no significant historical costs associated with EarthLink's Year 2000 compliance efforts and it is not anticipated that there will be significant replacement or modification costs required. At this point, the most likely worst-case scenario is that one or more of EarthLink's service providers will experience some problems resulting in the loss of dial-up service to one or more point's of presence ("POP") for a period of time. A contingency POP management plan should lessen the impact of this risk. At this time, other than what is mentioned above, it is not anticipated that EarthLink will require a significant Year 2000 Contingency Plan.

"SAFE HARBOR" STATEMENT

     The Management's Discussion and Analysis and other portions of this Report include "forward looking" statements within the meaning of the federal securities laws that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that ether individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company will not retain or grow its member base, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Sprint alliance will not be as beneficial to the Company as management anticipates, (4) that the Company will not be able to sustain its current growth, (5) that the Company will not adequately respond to technological developments impacting the Internet, (6) that needed financing will not be available to the Company if and as needed, (7) that a significant change in the growth rate of the overall U.S. economy will occur, such that consumer and corporate spending are materially impacted, (8) that a significant reversal in the trend toward increased usage of the Internet will occur, and (9) that the Company or its vendors and suppliers may fail to timely achieve Year 2000 readiness such that there is a material adverse impact on the business, operations or financial results of the Company, (10) that a drastic negative change in the market conditions may occur, or (11) that some other unforeseen difficulties may occur. This list is intended to identify only certain of the principal factors that could cause actual results to differ materially from those describe in the forward-looking statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Earthlink held its 1998 annual meeting of Stockholders (the "Annual Meeting") on August 28, 1998 for the purposes of electing directors for the ensuing year and for amending its 1995 Stock Option Plan to increase the number of shares authorized for grant thereunder from 3.7 million to 5.7 million. The following individuals were re-elected to the Company's Board of
Directors:

         Sky Dayton                                   Kevin O'Donnell
         Charles G. Betty                             Reed Slatkin
         Linwood A. Lacy, Jr.                         Sidney Azeez
         Robert M. Kavner                             Paul McNulty

     Each nominee received 22,420,360 votes for his election and 26,722 shares abstained from voting. There were no votes against the election of any of the nominees. With respect to the amendment of the Company's Stock Option Plan, 16,877,732 shares voted for the proposal, 570,088 voted against the proposal and there were 22,508 abstentions. Both proposals passed.

                                   PART II

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Exhibits.  The following exhibits are filed as part of this report:


     Exhibit No.     Description
     -----------     -----------
        10.1         Third Amendment to the lease agreement between WHMNY Real Estate
                     Limited Partnership, a Delaware limited partnership
                     ("Landlord"), and Earthlink Network, Inc., ("Tenant").
        27           Financial Data Schedule


(b)  Reports on Form 8-K.

     Form 8-K filed August 14, 1998 describing the Company's recently completed strategic alliance with Sprint Corporation and related transactions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EARTHLINK NETWORK, INC.

Date: November 16, 1998                /s/ Charles G. Betty
      ----------------------------     -----------------------------------------
                                       Charles G. Betty, President, Chief
                                       Executive Officer and Director


Date: November 16, 1998                /s/ Grayson L. Hoberg
      ----------------------------     -----------------------------------------
                                       Grayson L. Hoberg, Senior Vice
                                       President - Finance and Administration
                                       and Chief Financial Officer

Date: November 16, 1998                /s/ Richard A. Quiroga
      ----------------------------     -----------------------------------------
                                       Richard A. Quiroga, Vice President,
                                       Corporate Controller