Form 10-K405
period 1998-12-31
EARTHLINK NETWORK INC /DE/
filed 1999-03-31
CIK 1061566

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE TRANSITION PERIOD FROM              TO              .

                        COMMISSION FILE NUMBER 000-20799

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 9, 1999 was $1.1 billion. There were 31,813,504 shares of Common Stock outstanding as of March 9, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EARTHLINK NETWORK, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                             PART I

Item 1. Business......................................................................          1

Item 2. Properties....................................................................         10

Item 3. Legal Proceedings.............................................................         10

Item 4. Submission of Matters to a vote of Security-Holders...........................         10

                                             PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.........         11

Item 6. Selected Financial Data.......................................................         12

Item 7. Management's Discussion and Analysis of Financial Condition
      and Results of Operations.......................................................         13

Item 8. Financial Statements and Supplementary Data...................................         24

Item 9. Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure........................................................         24

                                            PART III

Item 10. Directors and Executive Officers of the Registrant...........................         25

Item 11. Executive Compensation.......................................................         25

Item 12. Security Ownership of Certain Beneficial Owners and Management...............         25

Item 13. Certain Relationships and Related Transactions...............................         25

                                             PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K.......................         26

SIGNATURES............................................................................         30

INDEX OF FINANCIAL STATEMENTS.........................................................        F-1

EXHIBIT INDEX.........................................................................        E-1

    THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS AND RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS. SEE ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--SAFE HARBOR STATEMENT".

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    EarthLink is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. Our member base grew from approximately 420,000 members on December 31, 1997 to approximately 1,000,000 paying members on December 31, 1998, making us one of the world's leading ISPs. We believe our growth has resulted from our efforts to enhance our members' Internet experience through simple, rapid and reliable access to the Internet, high quality service, and member education and support. As a result, we believe we have a high member retention rate for our industry. We receive significant benefits from the size of our member base, including bargaining power with Internet content providers, online advertisers and retailers, and network providers.

    We generate our members through a combination of innovative and cost-conscious marketing programs. We market our services and products through referrals, online advertising and magazine, radio and television advertisements. Our affinity marketing and membership referral programs are also valuable components of our marketing strategy. We have over 500 affinity marketing partners, including prominent retailers, print publishers, and software and hardware companies. Leading affinity marketing partners include CompUSA, Novus Service's Discover Card, MacMillan Digital Publishing USA, SAM's Club, Sony Entertainment and Warner Bros. In the fourth quarter of 1998 we added Apple and Packard Bell to our family of distribution partners.

    In June 1998, we entered into a strategic alliance with Sprint, which is another important driver of our member growth. As a part of this alliance, Sprint transferred approximately 130,000 members to us and is committed to generating at least 150,000 new members for us during each of the next 5 years through their channels. Additionally, we are now co-branded as Sprint's exclusive consumer Internet access provider, and we have exclusive access to certain dial-up modem ports in Sprint's network. We also have access to Sprint's marketing and distribution channels and the right to use Sprint's widely recognized brand name. As a result of this relationship, we recently added Sprint PCS and Radio Shack as affinity partners.

    EarthLink provides highly reliable Internet access through a nationwide telecommunications network of leased, high-speed, dedicated data lines and over 1,700 dial-up access sites, or POPs. We own and operate POPs in Southern California and lease POPs from UUNET, Sprint, and PSINet nationwide. Over 90% of the U.S. population can access our Internet service through a local telephone call. We also provide Internet connections by cable, ADSL, ISDN, frame relay and other high-speed access technologies.

    Our standard $19.95 per month dial-up Internet service provides our members with unlimited access to the Internet, email, a Web browser, six megabytes for a personal web site, a Personal Start Page, BLINK (our member news magazine), toll-free 24-hour technical support and access to Internet newsgroups. We also offer premium services to consumers and small businesses, including electronic commerce solutions, Web hosting and high-speed Internet connections.

    Our address is 3100 New York Drive, Pasadena, California 91107, and our telephone number is (626) 296-2400.

EARTHLINK'S STRATEGY

    Our objectives are to be the leading nationwide ISP and to provide our members with a high-quality Internet experience. Key elements of our strategy include:

    MAXIMIZE MEMBERS' OVERALL EXPERIENCE. We want to provide our members with a superior online experience. The following points illustrate our efforts to do so:

    - Superior Member Service: We believe that an integral part of the EarthLink experience is fast, polite, and helpful member service. Accordingly, we invest significant resources in supporting our members. We view member support as another opportunity to interface directly with our members to educate them on how to get the most out of the Internet. We have scaled our highly-trained member support staff in line with member growth to minimize member hold times and solve each individual problem in the most expeditious manner. Our member care center is available seven days a week, 24 hours a day via a toll free call.

    - Reliable Access: We currently use UUNET, PSINet and Sprint, as well as our own facilities, to provide nationwide dial-up access and network telecommunications services. Our members can access our service through over 1,700 POPs. As a result, our members are able to navigate the Internet with few delays, timeouts and disruptions.

    - Easy to Use Solution: Users may encounter numerous difficulties using the Internet because of its size and complexity. Therefore, we focus significant resources on retaining members by providing them with reliable and easy to use Internet access. We designed our TotalAccess software (which includes software and documentation for both Windows and Macintosh users) to make it easy for members to register and configure their system for Internet access. We constantly work to develop new services, content and features to enhance that user experience.

    - Personal Start Page: We provide a customizable personal start page user interface that allows members to closely match their needs. Members may select from a number of browsers, navigation engines and sources of news headlines.

    - Member sign-up: From marketing and promotional materials to registration and access software, we have carefully crafted the sign-up process to be easy-to-use and to engender loyalty.

    - Broad Service Offering: Our members receive six megabytes of space on our Web server and special tools to create their own Web page. We recently introduced a "Click-N-Build" Web construction tool, an e-commerce solution and cable access. Going forward, we will continue to offer our members leading Internet and communication products and services.

    RAPIDLY EXPAND OUR MEMBER BASE. We believe that a key to our success in the competitive ISP market is to rapidly expand our member base. This will allow us to amortize our assets over a larger revenue base and enhance our ability to enter into favorable arrangements with network service providers, affinity marketing partners, online advertisers and content providers. We have accelerated efforts and financial commitments to attract new members, while continuing to provide high-quality service to ensure member retention. Historically, we have capitalized on our reputation for high-quality service and have obtained a significant portion of our new members from existing member referrals. We recently added Apple and Packard Bell to our family of over 500 affinity partners plus numerous other channel partners. We plan to continue to expand our marketing program, to maintain a presence at national, regional and local trade shows, and to offer economic incentives to members who refer new members. Our access to Sprint's high-speed data network and marketing channels further enhances our ability to add new members.

    CAPITALIZE ON SPRINT ALLIANCE. We intend to maximize the opportunities presented by our alliance with Sprint to attract new members nationwide and to further enhance our position as a leading ISP. We believe that the substantial increase in members and other financial and operational resources resulting from the

Sprint alliance will enable us to achieve our strategic objectives on a cost-effective and accelerated basis. We also believe that new members will be generated by the Sprint relationship at a lower cost than we would spend to add these members on our own. Therefore, we intend to take full advantage of Sprint's recognized brand image, extensive distribution channels (including Radio Shack and Sprint PCS) and approximately 16 million long-distance and local telephone customers. To that end, our brand is jointly marketed with Sprint's widely-recognized brand in connection with consumer Internet services. Additionally, we expect to further benefit from our exclusive access to certain dial-up modem ports in Sprint's high-speed data network.

    INCREASE MARKETING AND EXPAND DISTRIBUTION. We continue to expand our targeted marketing programs and distribution efforts to increase our member base, nationwide presence and brand recognition. To achieve these objectives, we continue to increase our investments in a wide-ranging marketing and distribution program, including expanded affinity partners, print publications, radio, television, billboards and direct mail. We closely monitor the results of these marketing programs as part of our ongoing effort to increase the cost-effectiveness of our marketing efforts.

    LEVERAGE THIRD PARTY SERVICE PROVIDERS. We leverage the infrastructure of others by leasing POP capacity from UUNET, PSINet and Sprint. This allows us to maintain focus on our members' needs while benefiting from the continuing decrease in telecommunications services costs. Not only does this approach lower our required capital expenditures, it also gives us flexibility to rapidly expand service coverage. Moreover, access to multiple networks provides members with increased service quality resulting from redundant network access. We will continue pursuing this strategy so that we can devote our principal resources to sales and marketing efforts and to improving members' Internet experience.

    DERIVE INCREMENTAL REVENUES. We leverage our growing member base and user traffic to increase revenues from sources other than those that are access related such as advertising and electronic commerce. Our Premiere Partnership Program is the principal component of this strategy. Through the Premiere Partnership Program we sell promotional packages that provide advertisers, retailers and content providers with access to the multiple points of contact we have with our members. We also sell advertising space on our various online properties like the Personal Start Page and our news magazine, BLINK. The EarthLink Mall and branded Personal Start Pages are further sources of incremental revenues.

    MANAGE INFRASTRUCTURE TO MEET MEMBER GROWTH. Our membership has grown rapidly since inception. To continue to effectively add new members and continue to offer high-quality service, we have made significant capital investments, including expansion of our network hub, accounting and billing systems and customer care systems. We believe our current infrastructure is adequate to manage a significant increase in our member base.

EARTHLINK'S SERVICES

    We provide a wide variety of competitively priced Internet services. Our TotalAccess software incorporates a telephone dialer and email program with several leading third-party Internet access tools, including the latest browsers from Netscape and Microsoft. This software provides a functional, easy-to-use Internet access solution for Windows 3.1, Windows 95 and Macintosh platforms. The TotalAccess software automatically installs these and other software applications on member computers. The simple point-and-click functionality of TotalAccess, combined with its easy-to-use multimedia registration system, permits online credit card registration, allowing both our novice and experienced members to quickly set up access to the Internet.

    Our service offerings include:

STANDARD INTERNET SERVICES

EMAIL                                  Publications
WEB BROWSER                            Member and Technical Support
6MB WEB SPACE FOR A PERSONAL WEB SITE  EarthLink Web Site
PERSONAL START PAGE                    Newsgroups
Nationwide POPs                        The EarthLink Online Mall

PREMIUM SERVICES

BUSINESS WEB SITE HOSTING              DOMAIN NAME SERVICE
NATIONAL ISDN                          STAR EMAIL ADDRESSING
NATIONAL LAN ISDN                      INTERNATIONAL ROAMING SERVICE
NATIONAL FRAME RELAY                   800 SERVICE
TOTALACCESS GOLD                       INTERNET ROOMS
ADDITIONAL MAILBOXES                   ELECTRONIC COMMERCE SOLUTION

EMERGING ACCESS SERVICES

CABLE                                 FIBER TO THE CURB
ADSL                                  SATELLITE/WIRELESS ACCESS (IN DEVELOPMENT)

    EARTHLINK'S STANDARD INTERNET SERVICES. We provide our members with a core set of features through our standard Internet service. This standard service allows unlimited access to the Internet and the World Wide Web as well as other features and services for a monthly fee of $19.95 and a one-time set up fee (which is frequently waived). We include the following features in our standard Internet service:

    EMAIL. Each member receives an electronic mailbox which enables members to exchange an unlimited number of multimedia, text, graphics, audio and video messages with other online and Internet users.

    WEB BROWSER. We provide members with a free Web browser. Currently, we offer Netscape Communicator or Microsoft Internet Explorer. Members may also use any other browser of their choice.

    6MB WEB SPACE FOR A PERSONAL WEB SITE. We provide each member with six free megabytes of space on our Web server to create a personal Web site. We recently introduced our "Click-N-Build" web site creation tool which enables members to build their sites without having to learn complex programming languages. We also provide tutorials and tools to help members develop their sites. This enables members to participate in the Internet community by personally adding content to the World Wide Web.

    PERSONAL START PAGE. Each member receives a Personal Start Page, an enhanced default start page for members that first appears when they log on to the EarthLink Network. Members can customize their start page. For example, a member may select from a number of browsers, navigation engines and sources of news headline. Members also have the option to view stock quotes, and weather reports and are provided with a personal reminder system, as well as a place to list their own personal Web links and links to EarthLink member and technical support resources. Our Premiere Partners on our member's Personal Start Page include ABCNews.com, American Greetings, AccuWeather, CNN Interactive, Excite, GoTo.com, Infoseek, Lycos, MiningCo.com, Snap, PC Quote, Travelscape.com and Wired Digital.

    NATIONWIDE POPS. EarthLink members can access their accounts through a nationwide network of over 1,700 POPs.

    PUBLICATIONS. We mail our bi-monthly printed news magazine, BLINK, to each member. BLINK provides useful information, such as tips on how to search for certain categories of information on the Internet, information regarding new EarthLink service offerings, pointers to new Internet sites and other items of interest. BLINK is also available online on the EarthLink home page. Additionally, we provide new members with an orientation booklet called "Getting the Most Out of the Internet," written by our founder, Sky Dayton.

    MEMBER AND TECHNICAL SUPPORT. We currently provide the following member and technical support services: (i) toll-free, live telephone assistance available seven days a week, 24 hours a day; (ii) email-based assistance available seven days a week, 24 hours a day; (iii) help sites and Internet guide files on the EarthLink Web site; (iv) automated "fax back" and "fax on demand" assistance; and (v) printed reference material. Additionally, we provide dedicated support for business members through dedicated member care support personnel who are specially trained for business products and services such as business Web sites and local area network ISDN.

    EARTHLINK WEB SITE. We maintain a Web site at www.earthlink.net that contains content and links to third-party content and services. Our in-house staff actively seeks out interesting content from across the World Wide Web and organizes it into areas of interest on our Web site under topics such as "Arts & Entertainment," "Sports," "Travel," "News," "Finance," and "Games." Our Web site provides a road map to the abundant information and services available on the Internet. The site also contains Web pages dedicated to online member assistance including technical support, account maintenance and service updates.

    NEWSGROUPS. "Newsgroups," one of the most popular areas of the Internet, facilitate ongoing online discussions of specific areas of interest. EarthLink aggregates and provides access to thousands of these newsgroups, enabling its members to participate in realtime public discussions of a myriad of topics.

    THE EARTHLINK ONLINE MALL. Our online electronic shopping mall provides users with a one-stop gateway to some of the top retailers on the Web, using a familiar mall map interface. Retailers such as The Disney Store, BarnesandNoble.com and 1-800-FLOWERS "lease" space in the Mall.

    EARTHLINK'S PREMIUM SERVICES. In addition to our standard service, we offer a variety of premium services, including the following:

    BUSINESS WEB SITE HOSTING. We provide a Web hosting service for business members. Monthly fees for business Web sites range from $89 to $455, plus one-time set up fees of $179 to $479, depending on the size of the site and whether the site is a shared or unique address. A wide variety of options is available for an extra fee. Additional charges may apply for excess site traffic. We also offer an introductory service for small businesses, STARTERSITE, which is a ten megabyte, unique-domain Web site priced at $19.95 per month, plus a one-time set up fee of $25.

    NATIONAL ISDN. Our nationwide high-speed ISDN access service provides significantly higher access speeds than conventional analog modems. The monthly charge for ISDN is $34.95 for the first 100 channel hours and $0.99 for each additional channel hour, plus a one-time set up fee of $50.

    NATIONAL LAN ISDN. Small to medium-sized businesses can connect their existing LAN to the Internet at ISDN speed with LAN ISDN. This nationwide service costs $99.95 per month for 160 channel hours and four email boxes. The set up fee of $149 is waived for current EarthLink members, and additional channel hours cost $0.85 per hour.

    NATIONAL FRAME RELAY. Frame relay enables companies to connect their LANs to the Internet via a direct, continuous connection at speeds ranging from 56 Kbps to 1.5 Mbps. Frame relay connections, available nationwide, range from $240 to $1,460 per month depending on access speeds, data throughput, etc. One-time set up fees range from $495 to $1,995.

    TOTALACCESS GOLD. TotalAccess Gold is a value-added package, which includes an additional email box, priority technical support with a guaranteed 5-minute maximum wait time, and a quarterly CD-ROM containing software tools and plug-ins. The package adds $9.95 to the monthly price of a standard dialup or ISDN account.

    ADDITIONAL MAILBOXES. Additional electronic mailboxes are available for a per-mailbox fee of $4.95 per month and a $9.95 set up fee.

    DOMAIN NAME SERVICE. We provide unique domain names for those members who prefer an individualized address or plan to establish a business Web site. These unique domain names allow consumers and businesses to customize their email and Web site addresses. EarthLink charges a one-time fee of $75 to set up domain name service and assist members in establishing their unique domain names. Members then pay an annual renewal fee to an Internet domain registration agency.

    STAR EMAIL ADDRESSING. EarthLink members desiring an unlimited choice of email addresses (for example "sales@domain.com" or "webmaster@domain.com") can purchase star addressing. With star addressing, all email goes into a central mailbox, for easy processing to individual addresses at the same domain. There is a one-time set up fee of $125, but no monthly fee for maintaining the service.

    INTERNATIONAL ROAMING SERVICE. We offer international roaming services so that members who travel outside the United States can access their EarthLink accounts and the Internet. The fee for international roaming is $0.15 per minute plus applicable fees, if any, charged by local and long distance carriers.

    800 SERVICE. EarthLink provides 800 number dial-up service for members who do not have access to a local POP. EarthLink charges members $24.95 per month for five hours of 800 number service plus a one-time set up fee of $25.00. Additional hours are $4.95 per hour.

    ELECTRONIC COMMERCE SOLUTION. We recently introduced our electronic commerce solution for businesses. The software components allow businesses to build and operate an online "storefront" and process online credit card transactions. In conjunction with our hosting services, businesses can conveniently establish their electronic commerce presence.

    EARTHLINK'S EMERGING ACCESS SERVICES. In response to feedback from our members, we are developing the next generation of Internet access services targeted at consumers and small businesses. These services offer access speeds several times faster than ISDN connections utilizing a variety of emerging connectivity technologies.

    CABLE. We currently offer high-speed cable connections to the Internet for consumers and small businesses in selected service areas, through partnerships with cable providers such as Charter Communications.

    ADSL. We are testing Asymetric Digital Subscriber Line, or ADSL, service that provides a continuous high-speed connection through existing telephone lines. This service is in the pilot phase and has not yet been priced.

    FIBER TO THE CURB. We are conducting a technology trial utilizing "fiber to the curb" technology, an emerging broadband-capable technology alternative to both twisted pair copper lines and coaxial cable. This service is in the pilot phase and has not yet been priced.

    SATELLITE/WIRELESS ACCESS. EarthLink is currently evaluating opportunities to offer Internet access service delivery through both satellite and ground-based wireless technologies.

MEMBER AND TECHNICAL SUPPORT

    We believe that reliable member and technical support is critical to retaining existing members and attracting new members. We currently provide the following member and technical support services: (i) toll-free, live telephone assistance available seven days a week, 24 hours a day; (ii) email-based assistance available seven days a week, 24 hours a day; (iii) help sites and Internet guide files on the EarthLink Web site; (iv) automated "fax back" and "fax on demand" assistance; and (v) printed reference material. Additionally, we provide dedicated support for business members.

    Our call center currently handles an average of over 130,000 member and technical support calls a week. We also contract with a vendor of call center services whose EarthLink-trained employees provide additional technical support assistance. We believe the center's technology and systems are scaleable to accommodate call volume growth. We actively evaluate our call center facilities in order to deliver more effective and efficient services to our members.

SALES AND MARKETING

    Our sales and marketing efforts consist of the following programs:

ORIGINAL EQUIPMENT MANUFACTURER CHANNELS. EarthLink has marketing arrangements with a number of leading hardware and software manufacturers to include our TotalAccess software pre-installed on or included with their products. Our OEM partners include, among numerous others, Apple, Packard Bell and Gateway.

AFFINITY MARKETING PROGRAM. Affinity marketing partners typically bundle our TotalAccess software with their own goods or services to create a package that promotes EarthLink to potential members. Our affinity marketing partners include, among numerous others:

    COMPUSA. CompUSA includes TotalAccess software pre-loaded on each of its private-label computer systems, as well as offering TotalAccess software to its customers through in-store displays.

    DISCOVER CARD. EarthLink and NOVUS Services' Discover Card division offer the Discover Connection, an Internet access package, with exclusive features and awards for Discover Cardmembers.

    MACMILLAN DIGITAL PUBLISHING USA. EarthLink is the exclusive national Internet access provider included in the Internet Starter Kit CD-Rom which MacMillan publishes.

    SAM'S CLUB. SAM's Club co-brands and co-offers TotalAccess software through direct mail and catalog promotions to SAM's Club members.

    SONY ENTERTAINMENT. Sony bundles TotalAccess software on its enhanced music CDs.

SPRINT ALLIANCE. Our alliance with Sprint includes a marketing agreement and distribution arrangement that provides us access to Sprint's branded marketing and distribution channels in the United States, the right to use Sprint's brand for a minimum of ten years and a five-year commitment from Sprint to deliver a minimum of 150,000 new members annually through Sprint's channels. Additionally, Sprint promotes EarthLink as Sprint's exclusive consumer Internet access provider.

MEMBER REFERRAL PROGRAM. We believe that our existing members are among our most important marketing tools. We currently waive one month of standard access service fees for each member who refers a new member to our service. These referrals generate a significant percentage of our new membership.

ADVERTISING. We advertise our services in print, electronic and broadcast media. We also maintain a presence at national trade shows such as Internet World and MacWorld, as well as numerous local and regional trade shows. Additionally, we market through computer, Internet and related publications and bundle our TotalAccess software with certain of these publications.

PREMIERE PARTNERSHIPS. As part of our strategy to generate incremental revenue through third party electronic commerce, advertising and content, we leverage our current properties (such as our Web site and Personal Start Page) through our Premiere Partnership Program. The Premiere Partnership Program focuses on third parties having a natural affinity to and benefit for our member base. The program generates revenues through (1) sales of banner and other online ads; (2) fees generated through revenue sharing arrangements with online retailers who are accessed through our properties; and, (3) payments for placing links from our properties to third-party content

TECHNICAL DEVELOPMENT AND SERVICE ENHANCEMENT

    We place significant emphasis on expanding and refining our services to enhance member Internet experience. Our technical staff is engaged in a variety of technical development and service enhancement activities and continuously reviews new third-party software products and technology for potential incorporation into our systems and services. The redesigned and enhanced version of TotalAccess, version 2.3, is a recent product of these efforts. The new version places a premium on ease of use, and incorporates a variety of powerful features that reduce the number and types of challenges faced by new members using the Internet for the first time. We also regularly update and expand the online services provided through the EarthLink Web site, organize Web content and develop online guides, help screens and other user services and resources.

POPS AND NETWORK INFRASTRUCTURE

    We provide our members with Internet access primarily through third-party network POPs. Our use of third parties to provide Internet connectivity enables us to increase port capacity without the significant capital requirements necessary to build and maintain a network. It also gives us the flexibility necessary to adapt to changing technology such as cables. Over 90% of the U.S. population can access our Internet service through a local telephone call.

    Members located in a geographic area not currently serviced by a local POP can access the Internet through an 800 service. Our POP sites are connected to the Internet primarily through our Pasadena network hub. That hub is in turn connected directly to the Internet by redundant high-speed fiber optic data lines obtained from various vendors. We have invested in measures to minimize the effects of damage from fire, earthquake, power loss, telecommunications failure, computer viruses, security breaches and similar events or backup Internet services or backbone facilities or other redundant computing or telecommunications facilities. We do not currently maintain redundant network hub facilities.

COMPETITION

    We operate in the Internet services market, which is extremely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

    - established online services, such as America Online, the Microsoft Network and Prodigy;

    - local, regional and national ISPs, such as MindSpring, Rocky Mountain Internet and Internet America Inc.;

    - national telecommunications companies, such as AT&T and GTE;

    - regional Bell operating companies, such as BellSouth and SBC Communications Corp; and

    - online cable services, such as At Home and Roadrunner.

    Our competition is likely to increase. We believe this will probably happen as large diversified telecommunications and media companies acquire ISPs and as ISPs consolidate into larger, more competitive companies. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. In addition, competitors may charge less than we do for Internet services, causing us to reduce (or preventing us from raising) our fees. As a result, our business may suffer.

PROPRIETARY RIGHTS

    GENERAL. We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors, to sign confidentiality agreements. However, we cannot assure you that our steps will be sufficient to prevent misappropriation of our technology and proprietary rights and information or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

    From time to time, third parties have alleged that certain of our trademarks infringe their trademarks. None of these claims has had an adverse effect on our ability to market and sell its services. However, we cannot assure you that those claims will not have an adverse effect in the future or that others will not assert infringement claims against us in the future.

    LICENSES. We have licenses to distribute third-party software incorporated in our TotalAccess software. Applications which we license for distribution include Netscape Communicator (this license automatically renews each December for additional one-year terms unless either party terminates the license on 120 days notice), Microsoft Internet Explorer (this license expires in August 1999 and thereafter automatically renews for additional one-year terms, although either party may terminate the license at any time on 30 days notice), and MacTCP software from Apple (this license renews each December for additional one-year terms unless either party terminates the license on twelve-month notice). The only software in the TotalAccess package that we developed is the front-end and installation/registration program. We intend to maintain or negotiate renewals of existing software licenses and authorizations. We may also want or need to license other applications in the future. Our inability to renew existing software licenses or to license additional applications could have a material adverse effect on us.

EMPLOYEES

    As of December 31, 1998, we employed 1,343 people, including 217 sales and marketing personnel, 998 operations and member and technical support representatives and 128 administrative personnel. None of our employees are represented by a labor union, and we have no collective bargaining agreement.

ITEM 2. PROPERTIES.

    Our corporate headquarters and call center are located in a 93,000 square-foot facility in Pasadena, California. Base rent is currently $73,000 per month. We have an option to extend this lease for an additional five years at the then-prevailing market rate following its expiration in September 2007. Our data center and primary data hub are housed in a 110,000 square foot facility adjacent to our headquarters with rent of $92,000 per month, subject to yearly increases. The lease for this space expires February 2007, with an option to extend for an additional ten year term.

ITEM 3. LEGAL PROCEEDINGS.

    We are not currently involved in any legal proceedings that we believe could have, either individually or in the aggregate, a materiel adverse effect on our business or financial condition. There are proceedings pending before the FCC that could adversely affect the ISP industry and the means by which ISPs conduct business and the cost structure for ISP services. The Company is not a party to these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

    Our common stock has been traded on the Nasdaq National Market under the symbol "ELNK" since our initial public offering on January 22, 1997. The following table shows the high and low closing sales price as reported by the Nasdaq National Market for each quarter since we have been public (as adjusted for our 2-for-1 stock split effected on July 21, 1998).

                                                                                 SALES PRICE
                                                                             --------------------
                                                                               HIGH        LOW
                                                                             ---------  ---------
1997
First Quarter (from the date of the Company's initial public offering,
  January 22, 1997)........................................................  $   10.13  $    5.06
Second Quarter.............................................................       6.75       4.31
Third Quarter..............................................................       9.75       5.13
Fourth Quarter.............................................................      12.88       8.00
1998
First Quarter..............................................................  $   28.22  $   12.25
Second Quarter.............................................................      38.38      25.00
Third Quarter..............................................................      44.13      26.50
Fourth Quarter.............................................................      71.88      33.88

    The last reported sale price of the Company's common stock on The Nasdaq National Market on March 9, 1999 was $57.00 per share. There were approximately 310 holders of the Company's Common Stock.

DIVIDENDS

    We have never paid or declared any cash dividends. We currently expect to retain future earnings, if any, to finance the growth and development of our business, including potential acquisitions. Therefore, we do not anticipate paying cash dividends in the foreseeable future, except as required pursuant to the terms of our convertible preferred stock owned by Sprint.

RECENT SALES OF UNREGISTERED SECURITIES

    In connection with the consummation of our strategic relationship with Sprint, we sold to Sprint 4.1 million shares of our newly created Series A convertible preferred stock, convertible into 8.2 million shares of common stock (assuming the acceleration of certain rights).

    ITEM 6. SELECTED FINANCIAL DATA.

    The following consolidated selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                      INCEPTION
                                                                   (MAY 26, 1994)
                                                                       THROUGH               YEAR ENDED DECEMBER 31,
                                                                    DECEMBER 31,    ------------------------------------------
                                                                        1994          1995       1996       1997       1998
                                                                   ---------------  ---------  ---------  ---------  ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues:
  Recurring revenues.............................................     $      53     $   2,422  $  27,606  $  74,657  $ 164,723
  Other revenues.................................................            58           606      5,624      6,231      6,547
  Incremental revenues...........................................            --            --         --         --      4,671
                                                                         ------     ---------  ---------  ---------  ---------
    Total revenues...............................................           111         3,028     33,230     80,888    175,941
                                                                         ------     ---------  ---------  ---------  ---------
Operating costs and expenses:
  Cost of recurring revenues.....................................             4         1,024     17,717     36,716     76,643
  Cost of other revenues.........................................            12           328      2,066      1,349        685
  Sales and marketing............................................            37         3,763     17,363     25,971     42,732
  General and administrative.....................................           168         2,062     10,534     14,406     21,042
  Operations and member support..................................            38         1,869     15,808     30,900     54,443
  Amortization and transaction costs (1).........................            --            --         --         --     42,635
                                                                         ------     ---------  ---------  ---------  ---------
    Total operating costs and expenses...........................           259         9,046     63,488    109,342    238,180
                                                                         ------     ---------  ---------  ---------  ---------
  Loss from operations...........................................          (148)       (6,018)   (30,258)   (28,454)   (62,239)
  Interest income................................................            --            34        150        637      4,424
  Interest expense...............................................            --          (136)    (1,041)    (2,099)    (1,967)
                                                                         ------     ---------  ---------  ---------  ---------
    Net loss.....................................................          (148)       (6,120)   (31,149)   (29,916)   (59,782)
Deductions for accretion dividends (2)...........................            --            --         --         --     (7,601)
                                                                         ------     ---------  ---------  ---------  ---------
Net loss attributable to common stockholders.....................     $    (148)    $  (6,120) $ (31,149) $ (29,916) $ (67,383)
                                                                         ------     ---------  ---------  ---------  ---------
                                                                         ------     ---------  ---------  ---------  ---------
Basic and diluted net loss per share (3).........................     $   (0.05)    $   (0.80) $   (2.57) $   (1.50) $   (2.58)
                                                                         ------     ---------  ---------  ---------  ---------
                                                                         ------     ---------  ---------  ---------  ---------
Weighted average shares (3)......................................         3,100         7,674     12,138     20,002     26,157
                                                                         ------     ---------  ---------  ---------  ---------
                                                                         ------     ---------  ---------  ---------  ---------
Other operating data:
  EBITDA (4).....................................................     $    (141)    $  (5,713) $ (26,105) $ (19,077) $  (7,513)
  Cash flows from
    Operating activities.........................................          (146)       (3,643)   (16,222)   (21,290)    26,597
    Investing activities.........................................           (97)       (4,266)   (18,361)   (16,095)    (9,239)
    Financing activities.........................................           243         8,199     38,286     49,842    107,056

                                                                                          DECEMBER 31,
                                                                   -----------------------------------------------------------
                                                                        1994          1995       1996       1997       1998
                                                                   ---------------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash and cash equivalents........................................     $      --     $     290  $   3,993  $  16,450  $ 140,864
Total assets.....................................................           186         4,874     27,119     46,887    266,341
Long-term debt...................................................            --           355      6,088      8,218      7,701
Total liabilities................................................            89         4,584     34,367     40,812     68,997
Accumulated deficit..............................................          (148)       (5,007)   (36,156)   (66,072)  (133,454)
Stockholders' equity (deficit)...................................            97           290    (21,261)     6,075    197,344

------------------------

(1) Amortization and transaction costs represent $41,238,000 in amortization of intangible assets acquired and a one time transaction cost, in June 1998, of $1,397,000 resulting from our strategic alliance with Sprint.

(2) Reflects the accretion of liquidation dividends on Series A convertible preferred stock at 3% compounded quarterly and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF D-60.

(3) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of weighted average shares outstanding in the net loss per share computation.

(4) Represents earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation from, as an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

    We are a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. Our member base has grown rapidly, making us one of the world's leading ISPs. We believe this growth is the result of our efforts to enhance our members' Internet experience through simple, rapid and reliable access to the Internet, high quality service and member support and enhanced services.

    We provide our members with a core set of features through our standard Internet service, which provides unlimited Internet access and several related services for a $19.95 monthly fee. We also offer a variety of premium services to both our individual and business members. Recurring revenues, which are generally paid for in advance with credit cards, consist of monthly fees charged to members for Internet access and other ongoing services including business Web site hosting, national ISDN, LAN ISDN, and frame relay connections and, in certain areas, cable access. We derive incremental revenues by leveraging the value of our member base and user traffic through promotional and content partnerships, online advertising, and electronic commerce. We recognize access fees and certain incremental revenues ratably over the period services are provided. Other revenues generally represent one-time, non-refundable set up fees and are recorded as earned.

    Cost of recurring revenues principally includes telecommunications costs and depreciation expense on equipment used in network operations for ongoing member services. Fees paid to UUNET, PSINet and Sprint for local dial-up access to their respective nationwide systems of POPs are included in telecommunications costs. Cost of other revenues principally includes expenses associated with new member registration and cost of products sold. Cost of incremental revenues is immaterial.

    We have experienced net losses since we began operations. As of December 31, 1998, we had an accumulated deficit of $133.5 million (inclusive of $7.6 million accretion representing dividends on Series A convertible preferred stock). We expect we will continue to incur net losses as we continue to expend substantial resources on sales and marketing to rapidly increase our member base.

    We believe that a key to our success in the competitive ISP market is to rapidly expand our member base. This will allow us to amortize our assets over a larger revenue base and enhance our ability to enter into favorable arrangements with network service providers, affinity marketing partners, online advertisers and content providers. While we have experienced a trend of continuing improvement in our net loss and earnings before interest, taxes, depreciation and amortization ("EBITDA") we anticipate investing heavily in obtaining new members and expect to have negative EBITDA for the foreseeable future.

    EBITDA is not determined in accordance with generally accepted accounting principles and is not indicative of cash used by operating activities. You should not consider EBITDA in isolation from, as an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles.

SPRINT TRANSACTION

    On June 5, 1998, we entered into a very important strategic alliance with Sprint in the area of consumer Internet access and related services. In connection with the formation of that relationship, Sprint tendered for and purchased 2.5 million shares of our common stock for $22.50 per share. At the close of the tender offer, we issued Sprint approximately 4.1 million shares of our newly created Series A convertible preferred stock, convertible into approximately 8.2 million shares of our common stock (assuming the acceleration of certain rights). In return, Sprint:

    (1) transferred approximately 130,000 members to us;

    (2) paid us approximately $24 million in cash; and

    (3) granted us the exclusive right to use certain dial-up modem ports in their high-speed data network for four years.

    Additionally, we entered into a five-year marketing and distribution agreement with Sprint. The following are highlights from that agreement:

    (a) Sprint must deliver a minimum of 150,000 new members per year for five years through its own marketing channels;

    (b) we are Sprint's exclusive provider of consumer Internet access services for at least ten years; and,

    (c) we can use Sprint's brand and distribution network for at least ten years.

    Sprint also provided us with a $25 million line of credit (increasing to $100 million over three years) in the form of convertible senior debt.

    We also entered into a governance agreement with Sprint. This agreement establishes certain terms and conditions concerning our corporate governance, the acquisition and disposition of our equity securities by Sprint (including certain preemptive rights in favor of Sprint), the rights of Sprint to make offers to purchase all outstanding shares of our common stock and rights of our Board of Directors to receive and entertain offers to effect certain business combinations. EarthLink, and certain of our stockholders, have also entered into an agreement with Sprint which obligates such stockholders, under certain terms and conditions, to take action in support of our obligations to Sprint under the governance agreement.

    Sprint can appoint (1) one person to our Board of Directors so long as Sprint owns at least 10% of our capital stock on a fully diluted basis, and (2) an additional person to our Board of Directors so long as Sprint owns at least 20% of our capital stock on a fully diluted basis.

    As a result of these transactions, Sprint now owns approximately 27% of our capital stock on a fully diluted basis (this assumes the conversion of Sprint's convertible preferred stock into common stock and assumes acceleration of certain dividend rights and the exercise by Sprint of certain preemptive rights), of which approximately 10% is voting stock. Sprint has the right to maintain (but not exceed) these ownership levels by purchasing from us additional common stock equivalent shares, with up to 75% of these common stock equivalents being in the form of convertible preferred stock.

    The Series A convertible preferred stock owned by Sprint accrues dividends for the first five years by increasing its liquidation value at a rate of 3% annually. Thereafter the convertible preferred stock will pay a cash dividend of 3% of the liquidation value during years six through 20. The cash dividend will increase to 8% in year 21 and increase to 12% by year 23.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of total revenues represented by certain items in our statements of operations for the periods indicated:

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------------
                                                                                           1996         1997         1998
                                                                                        -----------  -----------  -----------
Revenues:
  Recuring revenues...................................................................          83%          92%          93%
  Other revenues......................................................................          17            8            4
  Incremental revenues................................................................          --           --            3
                                                                                               ---          ---          ---
    Total revenues....................................................................         100%         100%         100%
                                                                                               ---          ---          ---
Operating costs and expenses:
  Cost of recurring revenues..........................................................          53           46           44
  Cost of other revenues..............................................................           6            2            1
  Sales and marketing.................................................................          52           32           23
  General and administrative..........................................................          32           18           13
  Operations and member support.......................................................          48           38           31
  Amortization and transaction costs (1)..............................................          --           --           23
                                                                                               ---          ---          ---
    Total operating costs and expenses................................................         191          136          135
  Loss from operations................................................................         (91)         (36)         (35)
  Interest income.....................................................................          --            1            2
                                                                                               ---          ---          ---
  Interest expense....................................................................          (3)          (3)          (1)
                                                                                               ---          ---          ---
    Net loss..........................................................................         (94%)        (38%)        (34%)
                                                                                               ---          ---          ---
                                                                                               ---          ---          ---

------------------------

(1) Amortization and transaction costs represent $41,238,000 in amortization of intangible assets acquired and a one time transaction cost, in June 1998, of $1,397,000 resulting from the strategic alliance with Sprint.

1998 COMPARED TO 1997

RECURRING REVENUES

    We experienced substantial growth in revenues during 1998. The increase in recurring revenues of 120% from $74.7 million in 1997 to $164.7 million in 1998 was primarily due to an increase in our member base from approximately 420,000 at December 31, 1997 to approximately 1 million at December 31, 1998. In June 1998 we acquired approximately 130,000 members and gained access to Sprint's marketing and distribution channels as part of our strategic relationship with Sprint. In addition to those channels, we aggressively expanded into the OEM arena by securing relationships with Apple, Packard Bell, NEC and Comp USA.

    We also added several key affinity marketing partners, Sam's Club, Discover Card and AAA of Southern California.

OTHER REVENUES

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                                       INCREASE
                                                                  1997       1998     (DECREASE)
                                                                ---------  ---------  -----------
                                                                         (IN THOUSANDS)
Dial-up set up fees...........................................  $   3,478  $   2,853   $    (625)
Non dial-up set up fees.......................................      2,753      3,694         941
                                                                ---------  ---------       -----
Total other revenues..........................................  $   6,231  $   6,547   $     316
                                                                ---------  ---------       -----
                                                                ---------  ---------       -----

    The decrease in dial-up set up fees is primarily due to our increased willingness to waive set up fees for dial-up members acquired through certain marketing programs in response to competitive pressures. We expect this trend to continue for dial-up set up fees. We have continued to expand our sales of premium services such as business Web site hosting, national ISDN, LAN ISDN, frame relay connections and cable connections. Set up fees for these services are generally not waived, and, as such, one-time fees for the set up of non-dial-up accounts has increased.

INCREMENTAL REVENUES

    In the first quarter of 1998 EarthLink began reporting incremental revenues derived from advertising, content and electronic commerce fees that leverage the value of our growing member base and user traffic. The principal component of our strategy is our Premiere Partnership Program, through which we offer and sell promotional packages that provide advertisers with access to the multiple points of contact we have with our members. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall, and through our news magazine, BLINK. We generally charge transaction fees on electronic commerce activities we facilitate. Incremental revenues were $4.7 million in 1998.

COST OF RECURRING REVENUES

                                                               YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------
                                                             PERCENT OF                 PERCENT OF
                                                              RECURRING                  RECURRING
                                                   1997       REVENUES        1998       REVENUES
                                                 ---------  -------------  ----------  -------------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Recurring revenues.............................  $  74,657          100%   $  164,723          100%
Cost of recurring revenues.....................     36,716           49        76,643           47

    Cost of recurring revenues increased 109% during 1998 as compared 1997, primarily due to the increase in our member base. The decrease in the cost of recurring revenues as a percentage of recurring revenues is attributable to: (a) more effective management of our network, (b) the addition of Sprint to our family of POP providers, and (c) our increasing ability to negotiate more favorable commercial arrangements with our telecommunications service providers as we leverage our growing member base.

COST OF OTHER REVENUES

                                                                    YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                                     PERCENT                   PERCENT
                                                                    OF OTHER                  OF OTHER
                                                         1997       REVENUES       1998       REVENUES
                                                       ---------  -------------  ---------  -------------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
Royalties............................................  $     930           15%   $     158            2%
Other................................................        419            7          527            8
                                                       ---------          ---    ---------          ---
Total cost of other revenues.........................  $   1,349           22%   $     685           10%
                                                       ---------          ---    ---------          ---
                                                       ---------          ---    ---------          ---

    Cost of other revenues decreased 49% in 1998 as compared to 1997. The decrease was primarily due to a reduction in royalty expense. The increase in the remaining components of cost of other revenues is primarily due to the increase in the rate of member growth during 1998.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of third-party bounties, advertising, sales commissions, salaries, referral credits, direct communication costs associated with trial accounts and the cost of promotional material. Sales and marketing expenses increased from $26.0 million in 1997 to $42.7 million in 1998. The increase was primarily due to increased third-party bounty payments, increased emphasis on marketing, including expanded sales and marketing efforts on a nationwide basis, increased sales commissions and increased marketing personnel headcount. We do not defer sales, marketing or other direct costs associated with the acquisition of members. We expense these costs as incurred.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, rent, bad debt and compensation. General and administrative expenses increased 46% from $14.4 million in 1997 to $21.0 million in 1998. The increase was primarily due to an increase in credit card processing fees and an increase in bad debt expense. The increase in credit card processing fees was due to the increase in our member base. As a percentage of total revenues, general and administrative expenses decreased from 18% in 1997 to 13% in 1998.

OPERATIONS AND MEMBER SUPPORT

    Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as customer information systems. Operations and member support expenses increased 76% from $30.9 million in 1997 to $54.4 million in 1998. However, as a percentage of total revenues Operations and member support expenses decreased from 38% in 1997 to 31% in 1998. We focus on retaining existing members by providing superior services and devoting significant resources to expanding technical support staff and network operations capabilities. We had 565 employees engaged in operations and member support activities on December 31, 1997 and 998 on December 31, 1998. We continue to improve member service functions by investing in training programs, hardware and software.

INTEREST EXPENSE

    Interest expense decreased from $2.1 million in 1997 to $2.0 million during 1998 due to repayment of approximately $4 million in notes payable, the conversion of $5 million in debt to equity and a reduction in interest rates paid to lessors. The above was offset by the increase in capitalized lease obligations.

INTEREST INCOME

    Interest income increased from $637,000 in 1997 to $4.4 million 1998. The increase was primarily due to an increase in average cash balances available for investment as a result of our public follow on common stock offering completed in June 1998.

1997 COMPARED TO 1996

RECURRING REVENUES

    Recurring revenues increased $47.1 million or 171% from $27.6 million in 1996 to $74.7 million in 1997 due to the significant increase in our member base during 1997.

OTHER REVENUES

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                                       INCREASE
                                                                  1996       1997     (DECREASE)
                                                                ---------  ---------  -----------
                                                                         (IN THOUSANDS)
Dial-up set up fees...........................................  $   4,563  $   3,478   $  (1,085)
Non dial-up set up fees.......................................      1,061      2,753       1,692
                                                                ---------  ---------  -----------
Total other revenues..........................................  $   5,624  $   6,231   $     607
                                                                ---------  ---------  -----------
                                                                ---------  ---------  -----------

    Other revenues increased $607,000 or 11% from 1996 to 1997. Due to competitive pricing and other pressures, we waived set up fees for dial-up members acquired through certain marketing partnerships. This caused a decrease in dial-up set up fees earned during 1997. We expect this trend to continue for dial-up set up fees. During 1997, we began to aggressively promote Web hosting and nationwide high speed access services. The decline in dial-up set up fees was offset by increases in the other set up fees and revenues attributable to our Web hosting, high speed access services and cost of products sold.

COST OF RECURRING REVENUES

    Cost of recurring revenues increased from $17.7 million in 1996 to $36.7 million in 1997 because our member base increased, but decreased from 64% of recurring revenues in 1996 to 49% of recurring revenues in 1997. The decrease from 1996 to 1997 was primarily due to our ability to effectively manage communications costs and economies of scale to reduce per member costs as the total member base expanded. Until October 1996, we paid UUNET a fixed monthly fee per member plus a variable amount based on member usage in excess of a threshold number of hours per month. Our network services agreement with UUNET was amended as of October 1996 to change the cost basis from per member to peak port hours. In June 1997, UUNET agreed to waive monthly revenue minimums, excess hours fees and peak service user targets for the remaining six months of 1997. In return, EarthLink agreed not to invoke its early termination right prior to September 1998. If usage becomes more concentrated during peak times, the fees we pay to UUNET will increase, thereby adversely affecting our operating margins. Under our agreement with PSINet, we pay PSINet a fixed monthly fee for each member accessing our services through a PSINet POP.

COST OF OTHER REVENUES

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                               INCREASE
                                                               1996    1997   (DECREASE)
                                                              ------  ------  ----------
                                                                    (IN THOUSANDS)
Royalties...................................................  $1,907  $  930    $(977)
Other.......................................................     159     419      260
                                                              ------  ------    -----
Total cost of other revenues................................  $2,066  $1,349    $(717)
                                                              ------  ------    -----
                                                              ------  ------    -----

    Cost of other revenues decreased $717,000 or 38% from $2.1 million in 1996 to $1.3 million in 1997. The decrease was due to the renewal of various contracts under more favorable terms.

SALES AND MARKETING

    Sales and marketing expenses increased $8.6 million or 49% from $17.4 million in 1996 to $26.0 million 1997. The increase was primarily due to our emphasis on marketing services, expanding sales and marketing efforts nationwide, increased sales commissions, marketing personnel headcount, third-party bounties and referral credits. We do not defer sales, marketing or other direct costs associated with the acquisition of members; rather, we expense these costs as they are incurred.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased $3.9 million or 37% from $10.5 million in 1996 to $14.4 million in 1997 due to increases in bad debt, payroll, rent, depreciation expenses and credit card fees. Bad debt expense was $2.5 million or 7.5% of total revenues in 1996 due to difficulties in billing and in disconnecting late-paying members on a timely basis. Bad debt expense was $3.5 million or 4.3% of total revenues in 1997. Bad debt decreases were due to our review and elimination of accounts with questionable payment history and the compression of our collection cycle. The rise in payroll costs was primarily due to growth in headcount. Personnel engaged in general and administrative activities increased from 92 to 110 during 1997. Depreciation expense rose because of the acquisition of office equipment and the build-out of leasehold improvements. Credit card processing fees increased primarily because our member base increased.

OPERATIONS AND MEMBER SUPPORT

    Operations and member support expenses increased $15.1 million or 96% from $15.8 million in 1996 to $30.9 million in 1997 reflecting our efforts to retain existing members by devoting significant resources to expanding technical support and network operations capabilities. Employees engaged in operations and member support activities increased from 401 to 565 during 1997. During 1997, we created a new call center and invested in training programs and hardware and software to solve member problems.

INTEREST EXPENSE

    Interest expense increased from $1.0 million in 1996 to $2.1 million in 1997 primarily due to our increased borrowings and capital lease obligations to finance our expansion of network infrastructure and capital equipment acquisitions.

INTEREST INCOME

    Interest income increased from $150,000 in 1996 to $637,000 in 1997 primarily because of the increase in average cash balances available for investment.

LIQUIDITY AND CAPITAL RESOURCES

    Our operating activities used $16.2 million and $21.3 million in cash during the years ended December 31, 1996 and 1997, respectively. In all three years, the Company's net loss was the primary component of cash used in operating activities. In 1998, however, the Company's net loss was offset by significant non-cash depreciation and amortization expenses relating to the Company's network and intangible assets. Our operating activities provided $26.6 million of cash during the year ended December 31, 1998, primarily because of the increase in accounts payable and accrued liabilities of $31.7 million.

    Our investing activities, used cash of approximately $18.4 million, $16.1 million and $9.2 million in 1996, 1997 and 1998, respectively. Capital equipment purchases were $18.8 million, $14.5 million and $24.3 million during the three years then ended. During 1997, we purchased the rights to subscribers and related assets of Internet in a Mall, Inc., a Tarzana, California based ISP, at a cost of approximately $1.4 million. Net cash received in the Sprint transaction of $23.8 million was partially offset by Sprint transaction costs of $9.9 million for the year ended December 31, 1998.

    Financing activities provided approximately $38.3 million, $49.8 million and $107.1 million in cash during 1996, 1997 and 1998, respectively. We raised $8.7 million and $15.4 million in private sales of equity securities during 1996 and 1997, respectively. In the first quarter of 1997, we sold 4.6 million shares of common stock in our initial public offering and generated approximately $26.2 million in net proceeds. We completed a follow on public offering in June 1998 of 3.8 million shares of common stock. Our net proceeds were approximately $106.3 million. During 1996, 1997 and 1998, we financed the acquisition of data processing and office equipment amounting to approximately $11.3 million, $10.5 million and $9.3 million, respectively, through equipment leases and sale leaseback agreements. We record sale leaseback transactions at cost, which approximates the fair market value of the property, and, therefore, no gains or losses are recorded. We continue to depreciate the property and record a financing obligation representing the proceeds based upon payments under the lease agreement.

    On December 31, 1998, we had approximately $140.9 million in cash and cash equivalents. We believe our available cash is sufficient to meet our operating expenses and capital requirements for the next 12 months. We also have a $25 million credit facility from Sprint in the form of convertible senior debt, increasing to $100 million over a three-year period, at an interest rate of 6% per annum. Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our member base, the rate of expansion of our network infrastructure, the size and types of acquisitions in which we may engage and the level of resources required to expand our marketing and sales programs. We cannot accurately predict the timing and amount of capital requirements. We may require additional financing sooner than anticipated if capital requirements vary materially from those currently planned. We have no commitments for any additional financing other than the line of credit from Sprint, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, we may be required to reduce the scope of operations or anticipated expansion, which could materially and adversely affect us.

YEAR 2000 RISKS MAY ADVERSELY AFFECT US

    Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. We utilize software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. For example, we are dependent on the institutions involved in processing our members' credit card payments for Internet services. We are also dependent on telecommunications vendors and leased POP vendors to maintain network reliability.

    We are continuing to assess the year 2000 readiness of our third-party supplied software, computer technology and other services. Based upon the results of this assessment, we will develop and implement, if necessary, a remediation plan with respect to third-party software, computer technology and services which may fail to be year 2000 compliant. We have assessed our proprietary software and internal systems and determined them to be year 2000 compliant. We anticipate that our systems, including components thereof provided by third-party vendors, will be year 2000 compliant by 2000. The failure of our software and computing systems and our third-party vendors to be year 2000 compliant could have a material adverse effect on us.

    The most reasonably likely worst-case year 2000 scenario would be for one or more of our network service providers to fail thereby making it difficult or impossible for members to dial-up and access the Internet; however, we maintain agreements with several nationwide network service providers including UUNET, Sprint and PSINet, and have the ability to switch our members among the networks of these providers. Therefore, should any of these providers be unable to provide our members with Internet access as a result of year 2000 problems, we believe our redundant network arrangements will adequately accommodate our dial up access needs.

    Total costs incurred in connection with our year 2000 compliance efforts are expected to be minimal.

QUARTERLY RESULTS

    The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters ended December 31, 1998. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information set forth therein when read in conjunction with the Consolidated Financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                          MAR. 31  JUN. 30  SEPT. 30   DEC. 31  MAR. 31  JUN. 30   SEPT. 30  DEC. 31
                                           1997     1997      1997      1997     1998      1998      1998     1998
                                          -------  -------  --------   -------  -------  --------  --------  -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Recurring revenues....................  $14,540  $17,880  $19,450    $22,787  $27,856  $ 35,224  $ 46,877  $54,766
  Other revenues........................   1,632     1,367    1,559      1,673   1,578      1,620     1,699    1,650
  Incremental revenues (1)..............      --        --       --         --     392      1,146     1,248    1,885
                                          -------  -------  --------   -------  -------  --------  --------  -------
    Total revenues......................  16,172    19,247   21,009     24,460  29,826     37,990    49,824   58,301

Operating costs and expenses:
  Cost of recurring revenues............   7,601     8,876    9,271     10,968  14,087     17,555    20,619   24,382
  Cost of other revenues................     406       429      281        233      36        120       252      277
  Sales and marketing...................   6,261     6,125    6,756      6,829   7,566      8,281    10,644   16,241
  General and administrative............   3,519     3,467    3,529      3,891   4,537      5,018     5,871    5,616
  Operations and member support.........   6,422     7,791    7,970      8,717   9,540     11,630    15,078   18,195
  Amortization and transaction costs
    (2).................................      --        --       --         --      --      7,208    17,754   17,673
                                          -------  -------  --------   -------  -------  --------  --------  -------
    Total operating costs and
      expenses:.........................  24,209    26,688   27,807     30,638  35,766     49,812    70,218   82,384

Loss from operations....................  (8,037 )  (7,441)  (6,798)    (6,178) (5,940 )  (11,822)  (20,394) (24,083)
Interest expense........................    (507 )    (444)    (516)      (632)   (687 )     (621)     (353)    (306)
Interest income.........................     165       135      116        221     223        426     1,919    1,856
                                          -------  -------  --------   -------  -------  --------  --------  -------
  Net loss..............................  (8,379 )  (7,750)  (7,198)    (6,589) (6,404 )  (12,017)  (18,828) (22,533)

Deductions for accretion dividends
  (3)...................................      --        --       --         --      --     (1,054)   (3,276)  (3,271)
                                          -------  -------  --------   -------  -------  --------  --------  -------
Net loss attributable to common
  stockholders..........................  $(8,379) $(7,750) $(7,198)   $(6,589) $(6,404) $(13,071) $(22,104) $(25,804)
                                          -------  -------  --------   -------  -------  --------  --------  -------
                                          -------  -------  --------   -------  -------  --------  --------  -------
Basic and diluted net loss per share
  (4)...................................  $(0.46 ) $ (0.40) $ (0.36)   $ (0.29) $(0.28 ) $  (0.53) $  (0.78) $ (0.89)
                                          -------  -------  --------   -------  -------  --------  --------  -------
                                          -------  -------  --------   -------  -------  --------  --------  -------
Weighted average shares (4).............  18,188    19,476   19,864     22,482  22,746     24,586    28,458   28,838
                                          -------  -------  --------   -------  -------  --------  --------  -------
                                          -------  -------  --------   -------  -------  --------  --------  -------

------------------------

(1) We began reporting incremental revenues in the first quarter of 1998.

(2) Amortization and transaction costs represent $41,238,000 in amortization of intangible assets acquired and a one time transaction cost, in June 1998, of $1,397,000 resulting from the strategic alliance with Sprint.

(3) Represents the accretion of liquidation dividends on Series A convertible preferred stock at 3% compounded quarterly and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF D-60.

(4) SFAS No. 128, Earnings per Share ("EPS"), and Staff Accounting Bulletin No. 98 require companies, such as EarthLink, that incorporated the SAB 83 concept of "cheap stock" in determining pre-initial public offering EPS data to restate EPS data to conform to SFAS No. 128. Basic EPS now represents the weighted average number of shares divided into net income during a given period. Potential common stock items, options, warrants or convertible instruments are not included in the calculation of EPS due to their anti-dilutive effect.

                                          MAR. 31   JUN. 30   SEPT. 30   DEC. 31   MAR. 31   JUN. 30   SEPT. 30   DEC. 31
                                           1997      1997       1997      1997      1998      1998       1998      1998
                                          -------   -------   --------   -------   -------   -------   --------   -------
                                                                (AS A PERCENTAGE OF TOTAL REVENUES)
CONSOLIDATED STATEMENT FO OPERATIONS
  DATA
Revenues:
  Recurring revenues....................     90%       93%       93%        93%       94%       93%       94%        94%
  Other revenues........................     10         7         7          7         5         4         3          3
  Incremental revenues (1)..............     --        --        --         --         1         3         3          3
                                          -------   -------     ---      -------   -------   -------     ---      -------
    Total revenues......................    100       100       100        100       100       100       100        100

Operating costs and expenses:
  Cost of recurring revenues............     47        46        44         45        47        46        41         42
  Cost of other revenues................      2         2         1          1        --        --         1         --
  Sales and marketing...................     39        32        32         28        26        22        21         28
  General and administrative............     22        18        17         16        15        13        12         10
  Operations and member support.........     40        41        38         35        32        31        30         31
  Amortization and transaction costs
    (2).................................     --        --        --         --        --        19        36         30
                                          -------   -------     ---      -------   -------   -------     ---      -------
    Total operating costs and
      expenses..........................    150       139       132        125       120       131       141        141

Loss from operations....................    (50)      (39)      (32)       (25)      (20)      (31)      (41)       (41)
  Interest expense......................     (3)       (2)       (2)        (3)       (2)       (2)       (1)        (1)
  Interest income.......................      1         1         1          1         1         1         4          3
                                          -------   -------     ---      -------   -------   -------     ---      -------
    Net loss............................    (52)      (40)      (33)       (27)      (21)      (32)      (38)       (39)

Deductions for accretion dividends(3)...     --        --        --         --        --        (2)       (6)        (5)
                                          -------   -------     ---      -------   -------   -------     ---      -------
Net loss attributable to common
  stockholders..........................    (52)%     (40)%     (33)%      (27)%     (21)%     (34)%     (44)%      (44)%
                                          -------   -------     ---      -------   -------   -------     ---      -------
                                          -------   -------     ---      -------   -------   -------     ---      -------

------------------------

(1) We began reporting incremental revenues in the first quarter of 1998.

(2) Amortization and transaction costs represent $41,238,000 in amortization of intangible assets acquired and a one time transaction cost, in June 1998, of $1,397,000 resulting from the strategic alliance with Sprint.

(3) Represents the accretion of liquidation dividends on Series A convertible preferred stock at 3% compounded quarterly and the accretion of a dividend related to the beneficial conversion feature in accordance with EITF D-60.

SAFE HARBOR STATEMENT

    The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks
the protections afforded by the Private   Securities Litigation Reform Act of
1995. These risks include, without limitation, (1) that the Company will not retain or grow its member base, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Sprint Transactions will fail to close, (4) that if the Sprint Transactions close, they will not be as beneficial to the Company as management anticipates, (5) that the Company will not be able to sustain its current growth, (6) that the Company will not adequately respond to technological developments impacting the Internet, and (7) that needed financing will not be available to the Company if and as needed. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere in recent SEC filings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item appears in a subsequent section of this Report. (See Item 14(a)(1) and (2)).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to management's nominees for directors of the Company will be set forth under the captions "Proposal 1--Election of Directors--Nominees" and "Proposal 1--Election of Directors-- Information Regarding Nominees for Director" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders or in a subsequent amendment to this Report. Such information is incorporated herein by reference. Information relating to the executive officers of the Company will be set forth under the caption "Executive Officers" in the above-referenced Proxy Statement or amendment. Such information is incorporated herein by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement or amendment.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to management compensation will be set forth under the captions "Proposal 1-- Election of Directors--Director Compensation" and "Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference, except for the information set forth under the captions "Executive Compensation--Audit and Compensation Committee Report on Executive Compensation" and "Stock Performance Graph," which specifically is not so incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the captions "Beneficial Ownership of Common Stock" in the Company's Proxy statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement referred to in Item 10 above or in a subsequent amendment to this Report. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF THIS REPORT.

1.  FINANCIAL STATEMENTS

    Report of Independent Accountants

    Consolidated Balance Sheet as of December 31, 1997 and 1998

    Consolidated Statement of Operations for the three years ended December 31, 1998

    Consolidated Statement of Stockholders' Equity (Deficit) for the three years ended December 31, 1998

    Consolidated Statement of Cash Flows for the three years ended December 31, 1998

    Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULE

    The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Report because they are either not required or are immaterial.

3.  EXHIBITS

   EXHIBIT                                                  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       2.1   Investment Agreement dated as of February 10, 1998, with Sprint Corporation and Sprint Communications
             Company L.P. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by EarthLink Network, Inc.
             on February 10, 1998).

       3.1   Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration
             Statement on Form S-4--File No. 333-52507).

       3.2   Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
             S-4--File No. 333-52507).

       3.3   Form of Certificate of Designation, Preferences and Rights of the Company's Series A Convertible
             Preferred Stock (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by EarthLink Network,
             Inc. on February 10, 1998).

       3.4   Certificate of Designation, Preferences and Rights of the Company's Series B Convertible Preferred Stock
             and amendment thereto.

       4.1   See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation, Bylaws and
             Certificates of Designation, Preference and Rights of Series A and B Convertible Preferred Stock.

       4.2   Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on
             Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

       4.3   Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form
             S-1 of EarthLink Network, Inc.--File No. 333-15781).

       4.4   Agreement and Plan of Merger between Newco, Inc. and EarthLink Network, Inc. dated as of February 10,
             1998 and entered into in connection with the Sprint Transaction (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4--File No. 333-52507).

   EXHIBIT                                                  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      10.1   1995 Stock Option Plan and forms of Stock Option Agreement and Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement of EarthLink Network, Inc. on form S-1--File No.
             333-15781).

      10.2   Amended and Restated Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the
             Company's Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

      10.3   Lease Line Agreement, dated January 30, 1996, between the Company and Boston Financial & Equity
             Corporation (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of
             EarthLink Network, Inc.--File No. 333-15781).

      10.4   Master Lease Agreement, dated September 1, 1995, between the Company and LINC Capital Management
             (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of EarthLink
             Network, Inc.--File No. 333-15781).

      10.5   Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement dated May
             31, 1996, between the Company and Netscape Communications Corporation (incorporated by reference to
             Exhibit 10.6 to the Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

             (a) Amendment No. 1 to Netscape Communications Corporation Internet Service Provider Agreement
                 (incorporated by reference to Exhibit 10.6(a) to the Registration Statement on Form S-1 of EarthLink
                 Network, Inc.--File No. 333-15781).

             (b) Amendment No. 2 to Netscape Communications Corporation Internet Service Provider Agreement
                 incorporated by reference to (Exhibit 10.6(b) to the Registration Statement on Form S-1 of EarthLink
                 Network, Inc.--File No. 333-15781).

      10.6   Network Services Agreement dated May 31, 1996, between the Company and UUNET Technologies, Inc.
             incorporated by reference to (Exhibit 10.7 to the Registration Statement on Form S-1 of EarthLink
             Network, Inc.--File No. 333-15781).

             (a) Addendum No. 1 to Network Services Agreement (incorporated by reference to Exhibit 10.7 (a) to the
                 Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

      10.7   Software Distribution Agreement (MacTCP), dated October 2, 1995, between the Company and Apple Computer,
             Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of EarthLink
             Network, Inc.--File No. 333-15781).

      10.8   Employment Agreement, dated January 15, 1996, between the Company and Charles G. Betty (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1--File No. 333-15781).

             (a) Amendment to Employment Agreement (incorporated by reference to Exhibit 10.9(a) to the Report on Form
                 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997)

             (b) First Amendment to Employment Agreement (incorporated by reference to Exhibit 10.9 to the Company's
                 Report on Form 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997)

             (c) Second Amendment to Employment Agreement (incorporated by reference to Exhibit 10.9(c) to the Report on Form 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997)

   EXHIBIT                                                  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
             (d) Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8(d) to the
                 Company's Registration Statement on Form S-1--File No. 333-53063).

      10.9   Standard Industrial/Commercial Multi-Tenant Lease, dated December 1, 1995, between the Company and Becton
             Dickinson and Company (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form
             S-1 of EarthLink Network, Inc.--File No. 333-15781).

     10.10   Business Loan Agreement, dated June 15, 1995, and Promissory Note in the original principal amount of
             $250,000 between the Company and California United Bank (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

     10.11   Production and Distribution Agreement, dated May 6, 1996, between the Company and National Media
             Corporation (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of
             EarthLink Network, Inc.--File No. 333-15781). (a) Amendment No. 1 to Production and Distribution
             Agreement (incorporated by reference to Exhibit 10.16(a) to the Registration Statement on Form S-1 of
             EarthLink Network, Inc.--File No. 333-15781).

     10.12   Internet Wizard Sign-Up Agreement between the Company and Microsoft Corporation, dated August 16, 1996
             (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of EarthLink
             Network, Inc.--File No. 333-15781).

     10.13   Network Access Agreement between the Company and PSINet, Inc., dated July 22, 1996 and Amendment No. 1 to
             Network Access Agreement (incorporated by reference to Exhibit 10.20 to the Registration Statement on
             Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

     10.14   Office Lease by and between The Mutual Life Insurance Company of New York, as Landlord, and the Company,
             as Tenant, dated September 20, 1996 (incorporated by reference to Exhibit 10.21 to the Registration
             Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

     10.15   Standard Office Lease by and between Glen Feliz Properties, as Landlord, and the Company, as Tenant,
             dated July 2, 1996 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1
             of EarthLink Network, Inc.--File No. 333-15781).

     10.16   Amended and Restated Note Purchase Agreement between the Company and UUNET Technologies, Inc., dated
             October 31, 1996 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on
             Form S-1--File No. 333-15781). (a) $5,000,000 Convertible Note (incorporated by reference to Exhibit
             10.23(a) to the Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781). (b)
             Addendum to Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit
             10.23(c) to the Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

     10.17   Amended and Restated Convertible Securities Vesting Plan (incorporated by reference to Exhibit 10.18 to the Report on Form 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997).

     10.18   Key Employee Compensation Continuation Plan (incorporated by reference to Exhibit 10.19 to the Report on
             Form 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997). (a) Amendment to Key
             Employee Compensation Continuation Plan (incorporated by reference to Exhibit 10.19(a) to the Report on
             Form 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997).

   EXHIBIT                                                  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
     10.19   Governance Agreement, dated as of February 10, 1998, (incorporated by reference to Exhibit 10.1 to the
             Form 8-K filed by EarthLink Network, Inc. on February 10, 1998).

     10.20   Credit Agreement, dated as of February 10, 1998, with Sprint Corporation as the Lender (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by EarthLink Network, Inc. on February 10, 1998).

     10.21   Registration Rights Agreement, dated as of February 10, 1998, with Sprint Corporation, and Sprint
             Communications Company L.P., (incorporated by reference to Exhibit 99.1 to the Form 8-K by EarthLink
             Network, Inc. filed on February 10, 1998).

     10.22   Stockholders Agreement, dated as of February 10, 1998, among EarthLink Network, Inc., Sprint Corporation,
             Sprint Communications Company L.P., and the persons identified on Schedule 1 thereto (incorporated by reference to Exhibit 99.2 to the Form 8-K of EarthLink Network, Inc. filed on February 10, 1998).

     10.23   Agreement to Vote Stock, dated as of February 10, 1998, among the Granting Stockholders named on Schedule
             A thereto, Sprint Corporation and Sprint Communications Company L.P. (incorporated by reference to
             Exhibit 99.3 to the Form 8-K filed by EarthLink Network, Inc. on February 10, 1998).

     10.24   Agreement to Vote and Tender Stock, dated as of February 10, 1998, among the Granting Stockholders named on Schedule A thereto, Sprint Corporation, and Sprint Communications Company, L.P. (incorporated by reference to Exhibit 99.4 to the Form 8-K filed by EarthLink Network, Inc. on February 10, 1998).

     10.25   Marketing and Distribution Agreement, dated as of February 10, 1998, Sprint Corporation, and Sprint
             Communications Company L.P. (incorporated by reference to Exhibit 10.26 of the Company's Registration
             Statement on Form S-4, filed May 13, 1998, File No. 333-52507).

     10.26   Third Amendment to the lease agreement between WHMNY Real Estate Limited Partnership, a Delaware limited partnership ("Landlord"), and EarthLink Network, Inc. (incorporated by reference to Exhibit 10.1 to the
             Company's Form 10-Q filed on November 16, 1998.

      22.1   Significant Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company's Registration
             Statement on Form S-1, filed May 19, 1998, File No. 333-53063).

      23.1   Consent of Independent Accountants.

      24.1   Power of Attorney (set forth on the signature page to the Registration Statement).

      27.1   Financial Data Schedule.

(B) REPORTS ON FORM 8-K.

    On February 10, 1998, the Company filed a Current Report on Form 8-K (the "Form 8-K"). The Form 8-K reported that, on February 10, 1998 the Company announced a long-term strategic alliance with Sprint Corporation as more thoroughly described elsewhere in this report. See "Business--Sprint Transaction".

    On August 14, 1998 the Company filed a Current Report on Form 8-K describing the Company's recently completed strategic alliance with Sprint Corporation and related transactions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EARTHLINK NETWORK, INC.

                                /s/ CHARLES G. BETTY
                                ---------------------------------------------
                                Charles G. Betty
                                PRESIDENT, CEO
                                Date: March 30, 1999

    Each person whose signature appears below hereby constitutes and appoints Charles G. Betty and Grayson L. Hoberg the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                       SIGNATURE                                                   TITLE
--------------------------------------------------------  --------------------------------------------------------
                                                          /s/ CHARLES G. BETTY
                                                          --------------------------------------------
Date: March 30, 1999                                      Charles G. Betty, President, Chief Executive Officer and
                                                          Director

                                                          /s/ GRAYSON L. HOBERG
                                                          --------------------------------------------
Date: March 30, 1999                                      Grayson L. Hoberg, Sr. Vice President--
                                                          Finance and Administration and Chief
                                                          Financial Officer

                                                          /s/ RICHARD A. QUIROGA
                                                          --------------------------------------------
Date: March 30, 1999                                      Richard A. Quiroga, Vice President--
                                                          Corporate Controller

                                                          /s/ SKY D. DAYTON
Date: March 30, 1999                                      --------------------------------------------
                                                          Sky D. Dayton, Chairman of the Board

                                                          /s/ SIDNEY AZEEZ
Date: March 30, 1999                                      --------------------------------------------
                                                          Sidney Azeez, Director

                                                          /s/ ROBERT M. KAVNER
Date: March 30, 1999                                      --------------------------------------------
                                                          Robert M. Kavner, Director

                                                          /s/ PAUL MCNULTY
Date: March 30, 1999                                      --------------------------------------------
                                                          Paul McNulty, Director

                       SIGNATURE                                                   TITLE
--------------------------------------------------------  --------------------------------------------------------
                                                          /s/ KEVIN M. O'DONNELL
Date: March 30, 1999                                      --------------------------------------------
                                                          Kevin M. O'Donnell, Director

                                                          /s/ REED E. SLATKIN
Date: March 30, 1999                                      --------------------------------------------
                                                          Reed E. Slatkin, Director

                                                          /s/ LINWOOD A. LACY
Date: March 30, 1999                                      --------------------------------------------
                                                          Linwood A. Lacy, Director

                                                          /s/ WILLIAM T. ESREY
Date: March 30, 1999                                      --------------------------------------------
                                                          William T. Esrey, Director

                            EARTHLINK NETWORK, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................         F-2

Consolidated Balance Sheet as of December 31, 1997 and 1998................................................         F-3

Consolidated Statement of Operations for the three years ended December 31, 1998...........................         F-4

Consolidated Statement of Stockholders' Equity (Deficit) for the three years ended December 31, 1998.......         F-5

Consolidated Statement of Cash Flows for the three years ended December 31, 1998...........................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of EarthLink Network, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of EarthLink Network, Inc. and its subsidiary (the "Company") at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Century City, California
February 16, 1999, except as to Note 14, which is as of February 24, 1999

                            EARTHLINK NETWORK, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1997       1998
                                                                         ---------  ---------
                                                                            (IN THOUSANDS)
                                           ASSETS
Current assets:
  Cash and cash equivalents............................................  $  16,450  $ 140,864
  Restricted short-term investment.....................................      1,250         --
  Accounts receivable, net of allowance of $165,000 and $405,000 at
    December 31, 1997 and 1998, respectively...........................      2,520      4,779
  Prepaid expenses.....................................................      1,109      4,147
  Other assets.........................................................        753        775
                                                                         ---------  ---------
    Total current assets...............................................     22,082    150,565
Other long-term assets.................................................        449        564
Property and equipment, net (Notes 1 and 3)............................     23,398     35,206
Intangibles, net (Note 4)..............................................        958     80,006
                                                                         ---------  ---------
                                                                         $  46,887  $ 266,341
                                                                         ---------  ---------
                                                                         ---------  ---------

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable...............................................  $   6,472  $  14,818
  Accrued payroll and related expenses.................................      2,316      8,934
  Other accounts payable and accrued liabilities.......................      3,717     20,372
  Current portion of capital lease obligations (Note 11)...............      7,112      8,341
  Notes payable (Note 5)...............................................      9,387         --
  Deferred revenue.....................................................      3,590      8,831
                                                                         ---------  ---------
    Total current liabilities..........................................     32,594     61,296
Long-term debt (Note 11)...............................................      8,218      7,701
                                                                         ---------  ---------
    Total liabilities..................................................     40,812     68,997

Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock, $0.01 par value, 25,000,000 shares authorized, nil and 4,102,941 shares issued and oustanding as Series A convertible preferred stock at December 31, 1997 and 1998, respectively (Note
    7).................................................................         --         41
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    22,500,744 and 29,069,827 shares issued and outstanding at December
    31, 1997 and 1998, respectively....................................        225        291
  Stock subscriptions receivable.......................................         --     (1,041)
  Additional paid-in capital...........................................     70,829    330,911
  Warrants to purchase common stock (Note 9)...........................      1,093        597
  Accumulated deficit..................................................    (66,072)  (133,455)
                                                                         ---------  ---------
    Total stockholders' equity.........................................      6,075    197,344
                                                                         ---------  ---------
                                                                         $  46,887  $ 266,341
                                                                         ---------  ---------
                                                                         ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements

                            EARTHLINK NETWORK, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1996       1997       1998
                                                                ---------  ---------  ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                             DATA)
Revenues:
  Recurring revenues..........................................  $  27,606  $  74,657  $ 164,723
  Other revenues..............................................      5,624      6,231      6,547
  Incremental revenues........................................         --         --      4,671
                                                                ---------  ---------  ---------
    Total revenues............................................     33,230     80,888    175,941

Operating costs and expenses:
  Cost of recurring revenues..................................     17,717     36,716     76,643
  Cost of other revenues......................................      2,066      1,349        685
  Sales and marketing.........................................     17,363     25,971     42,732
  General and administrative..................................     10,534     14,406     21,042
  Operations and member support...............................     15,808     30,900     54,443
  Amortization and transaction expenses (Note 4)..............         --         --     42,635
                                                                ---------  ---------  ---------
    Total operating costs and expenses........................     63,488    109,342    238,180
                                                                ---------  ---------  ---------
Loss from operations..........................................    (30,258)   (28,454)   (62,239)
Interest income...............................................        150        637      4,424
Interest expense..............................................     (1,041)    (2,099)    (1,967)
                                                                ---------  ---------  ---------
      Net loss................................................    (31,149)   (29,916)   (59,782)
Deductions for accretion dividends (Note 8)...................         --         --     (7,601)
                                                                ---------  ---------  ---------
Net loss attributable to common stockholders..................  $ (31,149) $ (29,916) $ (67,383)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Basic and diluted net loss per share..........................  $   (2.57) $   (1.50) $   (2.58)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Weighted average shares.......................................     12,138     20,002     26,157
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements

                            EARTHLINK NETWORK, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 PREFERRED
                                   STOCK       COMMON STOCK       STOCK      ADDITIONAL                              TOTAL
                               --------------  -------------  SUBSCRIPTIONS   PAID-IN    WARRANTS  ACCUMULATED   STOCKHOLDERS'
                               SHARES  AMOUNT  SHARES AMOUNT   RECEIVABLE     CAPITAL     ISSUED     DEFICIT    EQUITY (DEFICIT)
                               ------  ------  ------ ------  -------------  ----------  --------  -----------  ----------------
                                                                        (IN THOUSANDS)
Balance at December 31,
  1995........................                 10,114  $101                   $  5,072    $ 124     $  (5,007)      $    290
Issuance of common stock......                 1,846     18                      8,642       --            --          8,660
Issuance of common stock for
  services....................                    85      1                        462       --            --            463
Warrants issued in connection
  with equipment leases and
  other financings (Note 9)...                    --     --                         --      475            --            475
Net loss......................                    --     --                         --       --       (31,149)       (31,149)
                               ------  ------  ------ ------  -------------  ----------  --------  -----------      --------
Balance at December 31,
  1996........................                 12,045   120                     14,176      599       (36,156)       (21,261)
Initial public offering, net
  of expenses.................                 4,570     46                     26,180       --            --         26,226
Conversion of redeemable
  preferred stock into common
  stock.......................                 2,727     27                     13,986       --            --         14,013
Conversion of debt to common
  stock.......................                   112      1                        724       --            --            725
Issuance of common stock in
  connection with private
  placement...................                 2,920     30                     15,379       --            --         15,409
Issuance of common stock
  pursuant to exercise of
  stock options...............                   127      1                        384       --            --            385
Warrants issued in exchange
  for services (Note 9).......                    --     --                         --      494            --            494
Net loss......................                    --     --                         --       --       (29,916)       (29,916)
                               ------  ------  ------ ------  -------------  ----------  --------  -----------      --------
Balance at December 31,
  1997........................                 22,501   225                     70,829    1,093       (66,072)         6,075
Issuance of preferred stock... 4,103    $41       --     --                    134,959       --            --        135,000
Accretion of convertible
  preferred stock.............    --     --                                      7,601       --        (7,601)            --
Follow on offering, net of
  expenses (Note 6)...........    --     --    3,763     38                    106,271                               106,309
Conversion of debt to common
  stock.......................    --     --      783      8                      5,035       --            --          5,043
Notes receivable from stock
  sales.......................                    18             $(1,041)        1,041       --            --             --
Issuance of common stock for
  services....................                    20     --                        130       --            --            130
Issuance of common stock
  pursuant to exercise of
  stock options...............    --     --    1,224     12                      3,647       --            --          3,659
Warrants issued in conjunction
  with marketing agreement....                                                               91                           91
Warrants issued in exchange
  for services................    --     --       --     --                         --       60            --             60
Issuance of common stock
  pursuant to exercise of
  warrants....................                   761      8                      1,398     (647)                         759
Net loss......................    --     --       --     --                         --       --       (59,782)       (59,782)
                               ------  ------  ------ ------  -------------  ----------  --------  -----------      --------
Balance at December 31,
  1998........................ 4,103    $41    29,070  $291      $(1,041)     $330,911    $ 597     $(133,455)      $197,344
                               ------  ------  ------ ------  -------------  ----------  --------  -----------      --------
                               ------  ------  ------ ------  -------------  ----------  --------  -----------      --------

  The accompanying notes are an integral part of these consolidated financial statements

                            EARTHLINK NETWORK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1996       1997       1998
                                                                 ---------  ---------  ---------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.....................................................  $ (31,149) $ (29,916) $ (59,782)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities, net of effect from
    acquisition:
    Depreciation and amortization..............................      4,153      9,377     54,726
    Issuance of common stock in exchange for professional
      services.................................................         50         --        130
    Issuance of common stock in exchange for termination of
      consulting agreement.....................................        413         --         --
    Issuance of warrants in exchange for professional
      services.................................................         --        494         60
    Increase in net accounts receivable........................     (1,507)      (180)    (2,260)
    Increase in prepaid expenses and other assets..............     (2,353)      (413)    (3,176)
    Increase (decrease) in accounts payable and accrued
      liabilities..............................................     12,373     (2,232)    31,658
    Increase in deferred revenue...............................      1,798      1,580      5,241
                                                                 ---------  ---------  ---------
Net cash provided by (used in) operating activities............    (16,222)   (21,290)    26,597
                                                                 ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment..........................    (18,774)   (14,528)   (24,316)
  Purchases of intangible assets...............................         --     (1,404)        (9)
  Transaction costs............................................         --         --     (9,914)
  Cash acquired from acquisition...............................         --         --     23,750
  Purchase of restricted short-term investment.................     (1,087)      (200)        --
  Liquidation of restricted short-term investment..............      1,500         37      1,250
                                                                 ---------  ---------  ---------
    Net cash used in investing activities......................    (18,361)   (16,095)    (9,239)
                                                                 ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable......................      7,950      4,387        200
  Repayment of notes payable...................................     (1,494)    (2,225)    (4,583)
  Proceeds from capital lease obligations......................     11,348     10,544      9,275
  Principal payments under capital lease obligations...........     (2,191)    (4,884)    (8,563)
  Proceeds from issuance of mandatorily redeemable preferred
    stock (Note 6).............................................     14,013         --         --
  Proceeds from private placements of common stock.............      8,660     15,409         --
  Proceeds from public stock offerings.........................         --     26,226    106,309
  Proceeds from warrants exercised.............................         --                   759
  Proceeds from stock options exercised........................         --        385      3,659
                                                                 ---------  ---------  ---------
    Net cash provided by financing activities..................     38,286     49,842    107,056
                                                                 ---------  ---------  ---------
Net increase in cash and cash equivalents......................      3,703     12,457    124,414
Cash and cash equivalents, beginning of year...................        290      3,993     16,450
                                                                 ---------  ---------  ---------
Cash and cash equivalents, end of year.........................  $   3,993  $  16,450  $ 140,864
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
Acquisition, net of cash acquired (Note 2):
  Issuance of convertible preferred stock......................                        $ 135,000
  Transaction costs............................................                            9,914
  Intangible assets............................................                         (121,164)
                                                                                       ---------
  Cash acquired from acquisition...............................                        $  23,750
                                                                                       ---------
                                                                                       ---------

  The accompanying notes are an integral part of these consolidated financial statements

                            EARTHLINK NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    EarthLink Network, Inc. ("EarthLink" or the "Company") is an Internet service provider that was formed to help members derive meaningful benefits from the extensive resources of the Internet.

    The Company has experienced operating losses since inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets. The Company expects that it will continue to incur net losses as it continues to expend substantial resources on sales and marketing as it attempts to rapidly increase its market share. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of EarthLink Network, Inc. and its wholly-owned subsidiary EarthLink Operations, Inc. (Note
2). All intercompany transactions and balances have been eliminated in the consolidated financial statements.

REVENUES

    Recurring revenues consists of monthly fees charged to members for Internet access and other ongoing services from monthly Internet service and are recognized over the period services are provided. Other revenues generally represent one-time non-refundable set up fees. Incremental revenues are derived from advertising, content and electronic commerce fees that leverage the value of the Company's member base and user traffic. Such revenues are recorded as earned.

CASH AND CASH EQUIVALENTS

    All short-term, highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

ACCOUNTS RECEIVABLE AND DEFERRED REVENUES

    The Company bills for Internet service generally one month in advance. Accordingly, these non-cancelable advanced billings are included in both accounts receivable and deferred revenue.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations or credit risk consist principally of cash investments and trade receivables. The Company's cash investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to trade receivables are limited due to the large number of members comprising the Company's member base.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally three years for computers and computer related equipment and five years for other non-computer furniture and equipment. Leasehold improvements are

                            EARTHLINK NETWORK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amortized using the straight-line method over the shorter of their estimated lives or the term of the lease, ranging from one to ten years.

EQUIPMENT UNDER CAPITAL LEASE

    The Company leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are amortized over the lesser of their estimated useful lives of three to five years or the term of the lease.

INTANGIBLES

    Intangible assets consist primarily of rights to customer lists, long-term marketing agreements, goodwill, deferred financing and other items. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which range from one to ten years. The Company regularly reviews the recoverability of intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying values of the intangibles.

ADVERTISING AND CUSTOMER ACQUISITION COSTS

    Advertising and customer acquisition costs are included in sales and marketing. Such costs are expensed as incurred. Advertising expenses were $3.2 million, $5.1 million and $8.8 million in 1996, 1997 and 1998, respectively.

INCOME TAXES

    Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS) and Staff Accounting Bulletin (SAB) No. 98. SAB No. 98 states that companies, such as EarthLink, that completed an initial public offering ("IPO") within the past 5 years and incorporated the SAB No. 83 concept of "cheap stock" in determining pre-IPO EPS data must restate all EPS data to conform to SFAS No. 128. Accordingly, all EPS data have been restated to conform to SFAS No. 128. SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS represents the weighted average number of shares divided into net income during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company did not include potential common stock in the calculation of EPS since inception as such inclusion would have an anti-dilutive effect.

                            EARTHLINK NETWORK, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMMON STOCK BASED COMPENSATION

    The Company continues to account for its employee stock based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures in the notes to the consolidated financial statements (Note 9), as if the measurement provisions of SFAS No. 123 had been adopted.

RECLASSIFICATION

    Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

STOCK SPLIT

    In July 1998 the Company effected a two-for-one stock split. The accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the stock split.

2. STRATEGIC ALLIANCE WITH SPRINT CORPORATION

    On February 10, 1998, EarthLink entered into certain agreements to establish a broad strategic relationship (the "Strategic Alliance") with Sprint Corporation ("Sprint") in the area of consumer Internet access and related services. In connection with the Strategic Alliance, on June 5, 1998, Sprint consummated a tender offer for 2.5 million shares of the Company's common stock at a price per share of $22.50 in cash to each tendering stockholder (the "Offer"). Immediately following the closing of the Offer, Sprint received approximately 4.1 million shares of the Company's Series A convertible preferred stock which has been valued at $135 million, in exchange for (i) transfer to the Company of Sprint's approximately 130,000 Sprint Internet Passport subscribers,
(ii) aggregate cash consideration of approximately $24 million and (iii) the exclusive right to use certain ports within Sprint's high-speed data network for four years. EarthLink and Sprint also entered into a Marketing and Distribution Agreement which includes a commitment by Sprint to deliver a minimum of 150,000 new subscribers per year for five years through its own channels, EarthLink's right to be Sprint's exclusive provider of consumer Internet access services for at least ten years and the right to use Sprint's brand and distribution network for at least ten years. Sprint has also provided EarthLink with a credit facility of up to $25 million (increasing to $100 million over three years) in the form of convertible senior debt. Collectively, the above is referenced to as the "Sprint Transaction".

    In connection with the Sprint Transaction, a newly-formed subsidiary of the Company was merged with and into the former EarthLink Network, Inc. (the "Merger"), pursuant to which (i) the former EarthLink became a wholly-owned subsidiary of the Company and (ii) each outstanding share of former

                            EARTHLINK NETWORK, INC.

2. STRATEGIC ALLIANCE WITH SPRINT CORPORATION (CONTINUED)
EarthLink common stock was converted into one share of common stock of the Company. EarthLink Operations, Inc. ("EarthLink Operations"), the corporation surviving the Merger, is now a wholly-owned subsidiary of the Company. All references in these financial statements to EarthLink or the Company related, collectively, to both EarthLink Network, Inc. and EarthLink Operations, Inc.

    The Company accounted for the acquisition of the Sprint Internet Passport business ("SIP") as a purchase and, accordingly, the results of operations of SIP for the period from June 5, 1998 are included in the accompanying consolidated financial statements. Intangible assets acquired in the Sprint Transaction are valued as follows:

                                                                                (IN THOUSANDS)
                                                                                --------------
Member base...................................................................   $     65,000
Marketing and distribution agreement..........................................         20,000
Goodwill......................................................................         36,164
                                                                                --------------
                                                                                 $    121,164
                                                                                --------------
                                                                                --------------

    The assets are being amortized on a straight-line basis over the estimated useful lives as follows: member base amortized over 18 months, the Marketing and Distribution Agreement amortized over 5 and 10 years, which are the life of the portion of the contract related to Sprint's provision of additional customers and the overall contract life relative to the co-branding feature, respectively, and the excess of consideration over the fair value of net asserts acquired (goodwill) over 18 months. As such, the member base and goodwill will be fully amortized by December 31, 1999.

    The following unaudited pro forma consolidated results of operations for the two years ended December 31 1998, assume the acquisition occurred on January 1, 1997 and 1998, respectivley. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         --------------------
                                                           1997       1998
                                                         ---------  ---------
                                                            (IN THOUSANDS,
                                                           EXCEPT PER SHARE
                                                                DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues.........................................  $  95,377  $ 187,063
Net loss...............................................   (153,935)   (99,348)
Deductions for accretion dividends (Note 8)............    (13,099)   (13,099)
Net loss attributable to common stockholders...........   (167,034)  (112,447)
Basic and diluted net loss per share...................  $   (8.35) $   (4.30)

                            EARTHLINK NETWORK, INC.

3. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1997       1998
                                                          ---------  ---------
                                                             (IN THOUSANDS)
Data communications equipment...........................  $  17,056  $  29,274
Office and other equipment..............................     12,196     21,863
Leasehold improvements..................................      5,013      8,771
Construction in progress................................      1,901        541
                                                          ---------  ---------
                                                             36,166     60,449
Less accumulated depreciation and amortization..........    (12,768)   (25,243)
                                                          ---------  ---------
                                                          $  23,398  $  35,206
                                                          ---------  ---------
                                                          ---------  ---------

    Property under capital lease, primarily data communications equipment included above, aggregated $22.5 million and $31.7 million at December 31, 1997 and 1998, respectively. Included in accumulated depreciation and amortization are amounts related to property under capital lease of $8.5 million and $15.7 million at December 31, 1997 and 1998, respectively. Depreciation expense charged to operations was $3.9 million, $8.5 million and $12.5 million in 1996, 1997, and 1998, respectively, and included $2.8 million, $5.6 million and $7.1 million, respectively, pertaining to property under capital lease.

4. INTANGIBLE ASSETS

    Intangible assets consist of:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1997       1998
                                                          ---------  ---------
                                                             (IN THOUSANDS)
Member base.............................................  $      --  $  65,000
Marketing and distribution agreement....................         --     20,000
Goodwill................................................         --     36,164
Rights to client lists..................................      1,414         10
Other...................................................        618        245
                                                          ---------  ---------
                                                              2,032    121,419
Less accumulated amortization...........................     (1,074)   (41,413)
                                                          ---------  ---------
                                                          $     958  $  80,006
                                                          ---------  ---------
                                                          ---------  ---------

5. NOTES PAYABLE

    In June 1996, the Company issued to 17 investors, 10% Promissory Notes aggregating $2,950,000. Certain of the investors were directors and stockholders of the Company. As described in Note 9, the Company issued warrants valued at $116,000 to the note holders. The fair value of the warrants was recorded as deferred financing costs and amortized as interest expense over the life of the notes. Upon consummation of the Company's initial public offering on January 22, 1997, the holders of $725,000 of the 10% Promissory Notes converted their indebtedness into 111,534 shares of Common Stock. In January 1997, the Company repaid the $2,225,000 balance remaining on the 10% Promissory Notes.

                            EARTHLINK NETWORK, INC.

5. NOTES PAYABLE (CONTINUED)
    On March 31, 1998, the Company's $5.0 million Convertible Note payable to UUNET Technologies Inc., and related accrued interest, were converted into 783,030 shares of Common Stock at a conversion price of $6.44 per share. The Company's note payable to PSINet, $4.4 million at December 31, 1997, was also paid off during 1998.

6. CAPITAL STOCK AND MANDATORILY REDEEMABLE EQUITY SECURITIES

INITIAL PUBLIC OFFERING

    On January 22, 1997 the Company commenced its initial public offering. The offering consisted of 4,000,000 shares of common stock issued at $6.50 per share. Net proceeds to the Company were approximately $22.8 million. Upon consummation of the offering 2,727,273 shares of the Company's Series A redeemable convertible preferred stock were converted to 2,727,248 shares of common stock. In February 1997, the Underwriter exercised its over-allotment option and purchased 569,500 shares at the initial public offering price of $6.50. Net proceeds to the Company were approximately $3.4 million.

CONVERSION OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On September 10, 1996, the Company issued 2,727,273 shares of its Series A redeemable convertible preferred stock to investors including among others, certain directors, stockholders and the Underwriter associated with the Company's initial public offering and certain of its associates for $15 million. Stock issuance costs of $987,000 have been charged to redeemable convertible preferred stock. Each two shares of the Series A redeemable convertible preferred stock was automatically converted into one share of common stock upon consummation of the initial public offering of the Company's common stock on January 22, 1997.

COMMON STOCK

    On September 19, 1997, the Company closed a private placement of 2,919,518 shares of its unregistered restricted common stock. Net proceeds from the offering were approximately $15.4 million.

FOLLOW ON PUBLIC OFFERING

    In June 1998 the Company completed a follow on public offering of 3.8 million shares of its common stock at $30 per share. The offering consisted of
3.0 million shares, including 490,000 shares sold to Sprint in accordance with its preemptive rights under the Sprint Alliance, and an underwriter's over-allotment of 720,000 shares. Net proceeds to the Company were approximately $106.3 million.

COMMON STOCK ISSUANCES FOR OTHER THAN CASH

    In May 1996, the Company issued 10,244 shares of common stock at $4.88 per share, to a sub-contractor in lieu of cash for services provided to the Company. In September 1996, the Company issued 75,000 shares of common stock at $5.50 per share as consideration for the termination of a consulting agreement.

    In January 1998, the Company issued 20,000 shares of its common stock to a Consultant in lieu of cash for services provided pursuant to a consulting agreement. The fair value of the shares was recorded as prepaid professional services and amortized ratably over the term of the contract. Under this agreement the Company issued 20,000 additional shares of its common stock in January 1999.

                            EARTHLINK NETWORK, INC.

7. CONVERTIBLE PREFERRED STOCK

    All issued and outstanding shares of Series A convertible preferred stock are held by Sprint (Note 2).

    The Series A convertible preferred stockholders receive dividends at a rate per annum of 3% of the Liquidation Value (as defined below), compounded quarterly. For a period of five years from June 1998, such dividends are payable "in kind" by way of an increase in the Liquidation Value of the shares. Beginning in June 2003, holders of Series A convertible preferred stock will receive cumulative quarterly cash dividends of 3% annually. Beginning in June 2018, holders of the Series A convertible preferred stock are entitled to cumulative quarterly cash dividends of 8% of the Liquidation Value per share, increasing annually to a maximum rate of 12%.

    The holders of Series A convertible preferred stock will receive, prior to any payment or distribution in respect of other shares of the Company's capital stock, an amount per share equal to the average market value of the common stock measured over the thirty day period ended June 5, 1998 (the "Average Stock Price"), plus all accrued and unpaid dividends on such share, whether in cash or in kind (such amount, the "Liquidation Value").

    Beginning in June 1999, each share of Series A convertible preferred stock is convertible into such number of shares of common stock as is determined by dividing the Liquidation Value by the "Conversion Price" in effect at such time. For the five year period following June 1998, the Conversion Price is equal to the Average Stock Price multiplied by 116.118%. Thereafter, the Conversion Price is increased annually by 6%, accruable quarterly. The Conversion Price is also subject to adjustment based on changes in capitalization of the common stock. Although conversion of the Series A convertible preferred stock is at the holder's option, conversion is required in the event the Company consummates certain business combination transactions.

    Beginning in June 2001, the Company may elect to redeem the outstanding shares of Series A convertible preferred stock at a redemption price per share equal to the Liquidation Value of such shares, including the acceleration of certain dividends, multiplied by a specified percentage. The specified percentage is initially equal to 103%, and will be reduced by 1% annually in each of the subsequent three years, and thereafter will be equal to 100%.

    The Series A convertible preferred stockholders do not possess general voting rights together with holders of common stock. However, the Series A convertible preferred stockholders are separately entitled to elect two of the Company's directors. This right terminates as to one of the directors if Sprint fails to maintain at least a 20% equity interest in EarthLink (on a fully diluted basis, subject to adjustment) for any three consecutive months, and will terminate as to both of the directors if Sprint fails to maintain at least a 10% equity interest over the same period. A separate vote of 66.67% of the then-outstanding shares of Series A convertible preferred stock is required in certain limited situations, including liquidation, dissolution or winding up of the Company, or taking certain actions which would adversely affect the rights of the holders of the Series A convertible preferred stock as a class.

8. DEDUCTIONS FOR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

    Dividends on convertible preferred stock are reflected as an increase to net loss attributable to common stockholders. This adjustment reflects the liquidation dividend of $4.3 million based on a 3% dividend (Note 7) and the accretion of a $3.3 million dividend related to the beneficial conversion feature of the Series A convertible preferred stock in accordance with EITF Topic No. D-60 based upon the rate at which the preferred stock becomes convertible.

                            EARTHLINK NETWORK, INC.

9. STOCK OPTIONS AND WARRANTS

1995 STOCK OPTION PLAN

    In September 1995, the Company established the EarthLink Network 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options to purchase shares of common stock to employees of the Company and non-qualified stock options to employees, officers, directors and consultants of the Company. During 1998, the Plan was amended to increase the number of available options from 2,500,000 to 5,700,000. The Plan is administered by a committee appointed by the Board of Directors which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The exercise price of all options granted under the plan must be at least 100% of the fair market value on the date of grant. Options generally have a maximum term of ten years and vest in equal quarterly increments over a five year period. As of December 31, 1998, there were 1,493,176 shares available for issuance under the 1995 Plan.

DIRECTORS STOCK OPTION PLAN

    In September 1995, the Company established the EarthLink Directors Stock Option Plan (the "Directors Plan"). The Directors Plan, as amended and restated in December 1996, provides for the grant of options to purchase an aggregate of 125,000 shares of common stock to directors who do not also serve as employees of the Company and do not beneficially own, nor are employees, directors or officers of any entity which owns 5% or more of the outstanding shares of the Company's capital stock. Under the Directors Plan, grants of options to purchase 20,000 and 5,000 shares of common stock are automatically made to each non-management director at such time as the person first becomes a member of the Board of Directors and at the beginning of each fiscal year, respectively. Options generally have a maximum term of ten years and vest in equal quarterly increments over a five year period. As of December 31, 1998, there were no outstanding options to purchase shares of common stock under the Directors Plan.

NON-QUALIFIED OPTION GRANTS

    In addition to the options granted under the plans described above, the Company granted non-qualified stock options to certain employees, officers and directors. Non-qualified options generally have a maximum term of ten years and generally vest in equal quarterly increments over a five-year period.

VALUE OF OPTIONS GRANTED TO EMPLOYEES

    For disclosure purposes, the fair value of all stock options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted:

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                      --------------------
                                                        1997       1998
                                                      ---------  ---------
Annual dividends....................................       zero       zero
Expected volatility.................................        69%        83%
Risk free interest rate.............................      6.49%      5.28%
Expected life.......................................  6.6 years  6.6 years

                            EARTHLINK NETWORK, INC.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)
    For 1996, the fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during both periods: dividend yield of 0.0%, risk free interest rate of 5.83% and expected option term of 10 years.

    Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and net loss per share would have been increased as follows:

                                                 YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                               1996       1997       1998
                                             ---------  ---------  ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                          DATA)
Net loss attributable to common
  stockholders
  As reported..............................  $  31,149  $  29,916  $  67,383
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------
  Pro forma................................  $  31,477  $  30,737  $ 104,577
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------
Basic and diluted net loss per share
  As reported..............................  $    2.57  $    1.50  $    2.58
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------
  Pro forma................................  $    2.60  $    1.54  $    4.00
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------

WARRANTS

    The Company has issued to certain Board members, consultants, lessors, creditors and others warrants to purchase shares of the Company's common stock.

    In January 1996, certain stockholders guaranteed a $1.5 million lease for networking equipment. The Company issued warrants to purchase 200,000 shares of common stock at $2.42 per share. The fair value of the warrants has been included in intangible assets. These warrants expire January 11, 2001.

    In January 1996, the Company issued warrants to purchase 200,000 shares of common stock at $2.42 to Board members. The warrants vest quarterly over five years. As these warrants were issued for service on the Board of Directors they are accounted for under APB No. 25 and as such are included in the summary of non-qualified options and are not included in the summary of warrant grants.

    In January 1996, LINC Capital Partners, Inc. ("LINC") provided a $1.5 million lease line for equipment. The Company issued warrants to LINC to purchase 100,000 shares of common stock at $2.42 per share. The fair value of the warrants has been included in intangible assets. These warrants expire January 18, 2006.

    In February 1996, Boston Financial & Equity Corporation ("Boston Financial") provided a $700,000 lease line for equipment. The Company issued warrants to Boston Financial to purchase 10,000 shares of common stock at $4.88 per share. The fair value of the warrants has been included in intangible assets. These warrants expire February 15, 2006.

    In May 1996, the Company issued warrants to purchase 90,954 shares of common stock at $4.88 per share to various lessors in return for lease lines and other services to the Company. The fair value of the warrants has been included in intangible assets. The warrants expire on May 10, 2006.

                            EARTHLINK NETWORK, INC.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)
    In May 1996, in connection with the amendment and restatement of the UUNET Agreement, the Company agreed to issue warrants to purchase 20,000 shares of common stock at an exercise price of $10.00 per share. The fair value of the warrants has been included in intangible assets.

    In connection with the issuance of 10% Promissory Notes aggregating $2,950,000, the Company issued to the lenders warrants to purchase an aggregate of 196,680 shares of common stock at an exercise price of $5.50 per share, as adjusted. The fair value of the warrants has been included in intangible assets.

    In connection with the execution of the PSINet, Inc. ("PSINet") agreement in July 1996 (Note 11), the Company issued warrants to purchase 200,000 shares of Common Stock at an exercise price of $10.00 per share. The fair value of the warrants has been included in intangible assets.

    In connection with the private placement of Series A redeemable convertible preferred stock, described in Note 6, the Company granted to certain purchasers of the convertible preferred stock warrants to purchase 200,000 shares of common stock at $5.50 per share.

WARRANTS ISSUED FOR SERVICES

    In May 1996, the Company entered into an agreement with NMC, a producer of infomercials and commercials, pursuant to which NMC agreed to produce and broadcast commercials for EarthLink's services in exchange for warrants. Upon completion of the infomercial in April 1997, the Company issued warrants to NMC to purchase 100,000 shares of common stock, having an exercise price of $4.88 per share. In September 1997, the parties orally agreed to rescind the agreement. The rescission agreement included the return of the 100,000 warrants and the cancellation of any future obligations of either party. However, the rescission agreement was never executed and thus may be considered non-operative. The fair value of the warrants, $76,000, has been recorded as prepaid advertising and will be expensed upon airing of the infomercials.

    In January 1997 and October 1997, the Company issued warrants to purchase 12,000 and 50,000 shares, respectively, of the Company's common stock to certain consultants. The respective exercise prices of the warrants were $6.50 and $8.88. The fair value of the warrants is reflected as prepaid consulting fees and amortized ratably over the life of the consulting agreement. Consulting expense recorded with respect to warrants issued to consultants was $23,340 during 1997.

    In September 1996, the Company issued warrants to purchase 15,000 shares of the Company's common stock at $5.50 per share to each of the three members of the Company's Technology Advisory Council. The warrants vest quarterly over two years. The fair value of the warrants is reflected as deferred professional services expense and amortized ratably over the member's two year term of service in the Technology Advisory Council.

    In March 1997 and October 1997, the Company issued warrants to purchase 15,000 shares of the Company's c common stock to each of two new members of the Company's Technology Advisory Council. The warrants have an exercise price of $5.25 per share and $8.88 per share, respectively, and vest quarterly over two years. The fair value of the warrants is reflected as deferred professional services expense and amortized ratably over the member's two year term of service in the Technology Advisory Council.

                            EARTHLINK NETWORK, INC.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Following is a summary of stock option and warrant activity during the three years ended December 31, 1998:

                                              NUMBER OF SHARES OF COMMON STOCK
                                            -------------------------------------   WEIGHTED
                                            INCENTIVE   NON-QUALIFIED                AVERAGE
                                              STOCK         STOCK                   EXERCISE
                                             OPTIONS       OPTIONS      WARRANTS      PRICE
                                            ----------  -------------  ----------  -----------
Balance at December 31, 1995..............     465,000       729,582      520,660   $    1.50
Granted...................................   1,612,500       350,000    1,182,634   $    4.58
Forfeited.................................     (21,000)           --           --   $    4.88
                                            ----------  -------------  ----------  -----------
Balance at December 31, 1996..............   2,056,500     1,079,582    1,703,294   $    3.45
Granted...................................     691,250       100,000       92,000   $    6.92
Exercised.................................     (97,914)      (29,582)          --   $    2.82
Forfeited.................................    (422,614)           --           --   $    4.51
                                            ----------  -------------  ----------  -----------
Balance at December 31, 1997..............   2,227,222     1,150,000    1,795,294   $    4.01
Granted...................................   1,817,400            --        7,306   $   26.35
Exercised.................................    (774,720)     (494,034)    (712,392)  $    2.82
Forfeited.................................     (85,712)           --           --   $   14.79
Surrendered in cashless exercise..........          --        (7,966)    (148,776)  $    8.77
                                            ----------  -------------  ----------  -----------
Balance at December 31, 1998..............   3,184,190       648,000      941,432   $   12.14
                                            ----------  -------------  ----------  -----------
                                            ----------  -------------  ----------  -----------
Exercisable at December 31, 1996..........     168,312       194,584    1,538,294
                                            ----------  -------------  ----------
                                            ----------  -------------  ----------
Exercisable at December 31, 1997..........     598,710       417,500    1,673,840
                                            ----------  -------------  ----------
                                            ----------  -------------  ----------
Exercisable at December 31, 1998..........     583,497       145,500      874,257
                                            ----------  -------------  ----------
                                            ----------  -------------  ----------

    The weighted average fair values of the options granted during the three years ended December 31, 1998, were $1.01, $4.98 and $20.47, respectively. The weighted average fair values of warrants granted during the three years ended December 31, 1998 were $0.86, $6.46 and $22.56, respectively.

    Following is a summary of stock options and warrants outstanding as of December 31, 1998:

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                      ---------------------------------------  ----------------------
                                     WEIGHTED
                                      AVERAGE      WEIGHTED                WEIGHTED
                                     REMAINING      AVERAGE                 AVERAGE
      RANGE OF          NUMBER      CONTRACTUAL    EXERCISE     NUMBER     EXERCISE
  EXERCISE PRICES     OUTSTANDING      LIFE          PRICE     EXERCISABLE    PRICE
--------------------  -----------  -------------  -----------  ---------  -----------
$    0.91  $    0.91     615,000          6.23     $    0.91     435,000   $    0.91
$    2.42  $    2.42     964,910          6.97     $    2.42     454,410   $    2.42
$    4.88  $    5.75   1,004,128          7.67     $    5.24     373,865   $    5.23
$    6.50  $   16.06   1,080,734          8.85     $   12.29     135,699   $   11.99
$   22.38  $   39.19   1,108,850          9.56     $   32.94     204,280   $   23.84
                      -----------                              ---------
$    0.91  $   39.19   4,773,622          8.05     $   12.14   1,603,254   $    6.21
                      -----------                              ---------
                      -----------                              ---------

                            EARTHLINK NETWORK, INC.

10. INCOME TAXES

    At December 31, 1997 and 1998, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $61.0 million, and $106.8 million, respectively, which begin to expire in 2010. At December 31, 1997 and 1998, the Company had net operating loss carryforwards for California income tax purposes totaling approximately $48.0 million and $70.0 million, respectively, which begin to expire in 2001. The Internal Revenue Code of 1986, as amended, includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. Due to the Company's initial public offering and other issuances of common stock and common stock equivalents, utilization of the Company's net operating loss carryforwards to offset future income may be limited. The net operating loss includes $24.0 million related to the exercise of employee stock options. Any benefit resulting from the utilization of this portion of the net operating loss will be credited directly to equity.

    Deferred tax assets and liabilities include the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1997       1998
                                                          ---------  ---------
                                                             (IN THOUSANDS)
Gross deferred tax liabilities:
  Member base...........................................  $      --  $ (17,414)
  Other.................................................         --       (819)
                                                          ---------  ---------
                                                                 --    (18,233)
                                                          ---------  ---------
Gross deferred tax assets:
  Net operating loss carryforwards......................     24,584     42,625
  Other.................................................        642        948
                                                          ---------  ---------
                                                             25,226     43,573
                                                          ---------  ---------
Valuation allowance.....................................    (25,226)   (25,340)
                                                          ---------  ---------
                                                          $      --  $      --
                                                          ---------  ---------
                                                          ---------  ---------

    Because management believes sufficient uncertainty exists regarding realizability, a full valuation allowance has been established.

    The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1997       1998
                                                          ---------  ---------
                                                             (IN THOUSANDS)
Federal income tax (benefit) at statutory rate..........  $ (10,171) $ (20,923)
Nondeductible goodwill..................................         --      4,922
Nondeductible expenses..................................         --         54
Net valuation allowance.................................     10,171     15,947
                                                          ---------  ---------
                                                          $      --  $      --
                                                          ---------  ---------
                                                          ---------  ---------

                            EARTHLINK NETWORK, INC.

11. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases its facilities and certain equipment under non-cancelable operating leases expiring in various years through 2008. Total rent expense in 1996, 1997 and 1998 for all operating leases amounted to $914,000, $1.9 million and $2.4 million, respectively. The Company also leases equipment, primarily data communications equipment, under non-cancelable capital leases. Most of the Company's capital leases include purchase options at the end of the lease term.

    During the three years ended December 31, 1998, the Company financed the acquisition of data processing and office equipment amounting to approximately $11.3 million, $10.5 million and $9.3 million, respectively, by entering into a number of leases and agreements for the sale and leaseback of equipment. The sale leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses have been recorded. The property remains on the books and continues to be depreciated. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

    The Company's corporate headquarters and call center are located in a 93,000 square-foot facility in Pasadena, California. Base rent is currently $73,000 per month. The Company has an option to extend this lease for an additional five years at the then-prevailing market rate following its expiration in September 2007. The data center and primary data hub are housed in a 110,000 square foot facility adjacent to the headquarters with rent of $92,000 per month, subject to yearly increases. The lease for this space expires February 2007, with an option to extend for an additional ten year term.

    Minimum lease commitments under non-cancelable leases at December 31, 1998 are as follows:

YEAR ENDING                                                                CAPITAL    OPERATING
DECEMBER 31,                                                               LEASES      LEASES
------------------------------------------------------------------------  ---------  -----------
                                                                              (IN THOUSANDS)
1999....................................................................  $  10,048   $   2,606
2000....................................................................      7,109       2,967
2001....................................................................      2,287       2,740
2002....................................................................        183       2,865
2003....................................................................         38       2,881
Thereafter..............................................................          8      10,312
                                                                          ---------  -----------
Total minimum lease payments............................................     19,673   $  24,371
                                                                                     -----------
                                                                                     -----------
Less amount representing interest.......................................     (3,631)
                                                                          ---------
Present value of future lease payments..................................     16,042
Less current portion....................................................     (8,341)
                                                                          ---------
                                                                          $   7,701
                                                                          ---------
                                                                          ---------

SIGNIFICANT AGREEMENTS

    Access to the Internet for members outside of the Company's California regional base is provided through points of presence ("POP") capacity leased from UUNET and PSINet. EarthLink is, in effect, buying this capacity in bulk at a discount, and providing access to EarthLink's member base at EarthLink's normal rates. At December 31, 1998, $4.0 million and $4.1 million in amounts due to UUNET were

                            EARTHLINK NETWORK, INC.

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) recorded in accounts payable and other accrued liabilities, respectively, and $4.7 million in amounts due PSINet were recorded in other accrued liabilities.

    Minimum commitments under non-cancelable network service agreements from UUNET and PSINet are as follows:

YEAR ENDING
DECEMBER 31,                                                                        IN MILLIONS
----------------------------------------------------------------------------------  -----------
1999..............................................................................   $    36.0
2000..............................................................................        40.8
2001..............................................................................        43.0
2002..............................................................................        47.0
                                                                                    -----------
Total.............................................................................   $   166.8
                                                                                    -----------
                                                                                    -----------

    EarthLink licensed Netscape Communicator software ("Netscape Communicator") from Netscape Communications Corporation, and Microsoft Internet Explorer software ("Internet Explorer") from Microsoft Corporation. These licenses permit the Company to distribute Netscape Communicator and Internet Explorer in the EarthLink Network TotalAccess software package. Management believes that contract renewal for this browser software under conditions acceptable to EarthLink, is probable.

12. PROFIT SHARING PLAN

    Effective January 1997, the Company implemented a profit sharing plan (the
Plan) pursuant to Section 401(k) of the Internal Revenue code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company makes a discretionary matching contribution of 25% up to a maximum of 6% of the participant's total eligible compensation. The Company's matching contributions vest over four years from the participant's date of hire. Total contributions for 1997 and 1998 were $84,000 and $285,000, respectively.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1996       1997       1998
                                                      ---------  ---------  ---------
                                                              (IN THOUSANDS)
Cash paid during the year for interest..............  $   1,041  $   1,965  $   2,101
Cash paid during the year for income taxes..........          1          1          1
Non cash transactions related to the conversion of
  notes payable to equity...........................         --        725      5,043
Common stock subscription...........................         --         --      1,041
Non cash adjustments related to accretion dividends
  of Series A convertible preferred stock...........         --         --      7,601

14. SUBSEQUENT EVENTS

    In January 1999 the Company completed a follow on public offering of 2.4 million shares of its common stock at $73.63 per share. The offering consisted of 2.3 million shares and an underwriter's

                            EARTHLINK NETWORK, INC.

14. SUBSEQUENT EVENTS (CONTINUED)
over-allotment of 99,000 shares exercised in February 1999. Net proceeds to the Company were approximately $170 million. In conjunction with the offering, Sprint exercised its preemptive rights to maintain its existing ownership level in the Company. Accordingly, Sprint purchased 770,000 shares of which 192,000 were common stock and 578,000 were Series B convertible preferred stock. Series B convertible preferred stock has the same rights and privileges as Series A convertible preferred stock, as described in Note 7, except that each Series B share is convertible into only one share of the Company's common stock. Proceeds from the sale of shares to Sprint were $54.1 million.

    In February 1999, Sprint exercised its preemptive rights to maintain its ownership in the Company after the exercise of the underwriter's over-allotment granted in connection with the aforementioned follow on public offering. Accordingly, Sprint purchased 38,000 shares of which 9,000 were common stock and 29,000 were Series B convertible preferred stock. Proceeds from the sale of stock to Sprint were $2.7 million.

                                 EXHIBIT INDEX

 EXHIBIT                                                    DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       2.1   Investment Agreement dated as of February 10, 1998, with Sprint Corporation and Sprint Communications
             Company L.P. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by EarthLink Network, Inc.
             on February 10, 1998).

       3.1   Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration
             Statement on Form S-4--File No. 333-52507).

       3.2   Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
             S-4--File No. 333-52507).

       3.3   Form of Certificate of Designation, Preferences and Rights of the Company's Series A Convertible
             Preferred Stock. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by EarthLink Network,
             Inc. on February 10, 1998).

       3.4   Certificate of Designation, Preferences and Rights of the Company's Series B Convertible Preferred Stock
             and amendment thereto.

       4.1   See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation, Bylaws and
             Certificates of Designation, Preference and Rights of Series A and B Convertible Preferred Stock.

       4.2   Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on
             Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

       4.3   Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form
             S-1 of EarthLink Network, Inc.--File No. 333-15781).

       4.4   Agreement and Plan of Merger between Newco, Inc. and EarthLink Network, Inc. dated as of February 10,
             1998 and entered into in connection with the Sprint Transaction (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4--File No. 333-52507).

      10.1   1995 Stock Option Plan and forms of Stock Option Agreement and Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement of EarthLink Network, Inc. on form S-1--File No.
             333-15781).

      10.2   Amended and Restated Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the
             Company's Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

      10.3   Lease Line Agreement, dated January 30, 1996, between the Company and Boston Financial & Equity
             Corporation (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of
             EarthLink Network, Inc.--File No. 333-15781).

      10.4   Master Lease Agreement, dated September 1, 1995, between the Company and LINC Capital Management
             (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of EarthLink
             Network, Inc.--File No. 333-15781).

      10.5   Netscape Communications Corporation Internet Service Provider Navigator Distribution Agreement dated May
             31, 1996, between the Company and Netscape Communications Corporation (incorporated by reference to
             Exhibit 10.6 to the Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

 EXHIBIT                                                    DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
             (c) Amendment No. 1 to Netscape Communications Corporation Internet Service Provider Agreement
                 (incorporated by reference to Exhibit 10.6(a) to the Registration Statement on Form S-1 of EarthLink
                 Network, Inc.--File No. 333-15781).

             (d) Amendment No. 2 to Netscape Communications Corporation Internet Service Provider Agreement
                 incorporated by reference to (Exhibit 10.6(b) to the Registration Statement on Form S-1 of EarthLink
                 Network, Inc.--File No. 333-15781).

      10.6   Network Services Agreement dated May 31, 1996, between the Company and UUNET Technologies, Inc.
             incorporated by reference to (Exhibit 10.7 to the Registration Statement on Form S-1 of EarthLink
             Network, Inc.--File No. 333-15781).

             (a)  Addendum No. 1 to Network Services Agreement (incorporated by reference to Exhibit 10.7 (a) to the
                  Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

      10.7   Software Distribution Agreement (MacTCP), dated October 2, 1995, between the Company and Apple Computer,
             Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of EarthLink
             Network, Inc.--File No. 333-15781).

      10.8   Employment Agreement, dated January 15, 1996, between the Company and Charles G. Betty (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1--File No. 333-15781).

             (e) Amendment to Employment Agreement (incorporated by reference to Exhibit 10.9(a) to the Report on Form
                 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997)

             (f) First Amendment to Employment Agreement (incorporated by reference to Exhibit 10.9 to the Company's
                 Report on Form 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997)

             (g) Second Amendment to Employment Agreement (incorporated by reference to Exhibit 10.9(c) to the Report on Form 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997)

             (h) Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8(d) to the
                 Company's Registration Statement on Form S-1--File No. 333-53063).

      10.9   Standard Industrial/Commercial Multi-Tenant Lease, dated December 1, 1995, between the Company and Becton
             Dickinson and Company (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form
             S-1 of EarthLink Network, Inc.--File No. 333-15781).

      10.10  Business Loan Agreement, dated June 15, 1995, and Promissory Note in the original principal amount of
             $250,000 between the Company and California United Bank (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

      10.11  Production and Distribution Agreement, dated May 6, 1996, between the Company and National Media
             Corporation (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of
             EarthLink Network, Inc.--File No. 333-15781). (a) Amendment No. 1 to Production and Distribution
             Agreement (incorporated by reference to Exhibit 10.16(a) to the Registration Statement on Form S-1 of
             EarthLink Network, Inc.--File No. 333-15781).

 EXHIBIT                                                    DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      10.12  Internet Wizard Sign-Up Agreement between the Company and Microsoft Corporation, dated August 16, 1996
             (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of EarthLink
             Network, Inc.--File No. 333-15781).

      10.13  Network Access Agreement between the Company and PSINet, Inc., dated July 22, 1996 and Amendment No. 1 to
             Network Access Agreement (incorporated by reference to Exhibit 10.20 to the Registration Statement on
             Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

      10.14  Office Lease by and between The Mutual Life Insurance Company of New York, as Landlord, and the Company,
             as Tenant, dated September 20, 1996 (incorporated by reference to Exhibit 10.21 to the Registration
             Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

      10.15  Standard Office Lease by and between Glen Feliz Properties, as Landlord, and the Company, as Tenant,
             dated July 2, 1996 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1
             of EarthLink Network, Inc.--File No. 333-15781).

      10.16  Amended and Restated Note Purchase Agreement between the Company and UUNET Technologies, Inc., dated
             October 31, 1996 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on
             Form S-1--File No. 333-15781). (a) $5,000,000 Convertible Note (incorporated by reference to Exhibit
             10.23(a) to the Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781). (b)
             Addendum to Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit
             10.23(c) to the Registration Statement on Form S-1 of EarthLink Network, Inc.--File No. 333-15781).

      10.17  Amended and Restated Convertible Securities Vesting Plan (incorporated by reference to Exhibit 10.18 to the Report on Form 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997).

      10.18  Key Employee Compensation Continuation Plan (incorporated by reference to Exhibit 10.19 to the Report on
             Form 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997). (a) Amendment to Key
             Employee Compensation Continuation Plan (incorporated by reference to Exhibit 10.19(a) to the Report on
             Form 10-K of EarthLink Network, Inc. for the fiscal year ended December 31, 1997).

      10.19  Governance Agreement, dated as of February 10, 1998, (incorporated by reference to Exhibit 10.1 to the
             Form 8-K filed by EarthLink Network, Inc. on February 10, 1998).

      10.20  Credit Agreement, dated as of February 10, 1998, with Sprint Corporation, a Kansas corporation, as Lender
             (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by EarthLink Network, Inc. on February
             10, 1998).

      10.21  Registration Rights Agreement, dated as of February 10, 1998, with Sprint Corporation, and Sprint
             Communications Company L.P., (incorporated by reference to Exhibit 99.1 to the Form 8-K by EarthLink
             Network, Inc. filed on February 10, 1998).

      10.22  Stockholders Agreement, dated as of February 10, 1998, among EarthLink Network, Inc., Sprint Corporation,
             Sprint Communications Company L.P., and the persons identified on Schedule 1 thereto (incorporated by reference to Exhibit 99.2 to the Form 8-K of EarthLink Network, Inc. filed on February 10, 1998).

      10.23  Agreement to Vote Stock, dated as of February 10, 1998, among the Granting Stockholders named on Schedule
             A thereto, Sprint Corporation, a Kansas corporation and Sprint Communications Company L.P., a Delaware
             limited partnership (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by EarthLink
             Network, Inc. on February 10, 1998).

 EXHIBIT                                                    DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      10.24  Agreement to Vote and Tender Stock, dated as of February 10, 1998, among the Granting Stockholders named on Schedule A thereto, Sprint Corporation, and Sprint Communications Company, L.P., (incorporated by reference to Exhibit 99.4 to the Form 8-K filed by EarthLink Network, Inc. on February 10, 1998).

      10.25  Marketing and Distribution Agreement, dated as of February 10, 1998, Sprint Corporation, and Sprint
             Communications Company L.P., (incorporated by reference to Exhibit 10.26 of the Company's Registration
             Statement on Form S-4, filed May 13, 1998, File No. 333-52507).

      10.26  Third Amendment to the lease agreement between WHMNY Real Estate Limited Partnership, a Delaware limited partnership ("Landlord"), and EarthLink Network, Inc. (incorporated by reference to Exhibit 10.1 to the
             Company's Form 10-Q filed on November 16, 1998.

      22.1   Significant Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company's Registration
             Statement on Form S-1, filed May 19, 1998, File No. 333-53063).

      23.1   Consent of Independent Accountants.

      24.1   Power of Attorney (set forth on the signature page to the Registration Statement).

      27.1   Financial Data Schedule.