Form 10-Q
period 1999-03-31
EARTHLINK NETWORK INC /DE/
filed 1999-05-14
CIK 1061566

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1999

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


 There were 31,861,189 shares of Common Stock outstanding as of March 31, 1999.

                              EARTHLINK NETWORK, INC.
                           QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED  MARCH 31, 1999

                                 TABLE OF CONTENTS

                                       PART I

Item 1.  Financial Statements and Supplementary Data . . . . . . . . . . . .  1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . .  6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  . . . . 12



                                      PART II

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 12

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 13

                                    PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             EARTHLINK NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31, 1998      MARCH 31, 1999
                                                              -----------------      --------------
                                                                  (AUDITED)            (UNAUDITED)
                                                                           (in thousands)
Current assets:
        Cash and cash equivalents                                 $ 140,864            $ 364,199
        Accounts receivable, net                                      4,779                4,652
        Prepaid expenses                                              4,147                5,399
        Other assets                                                    775                  571
                                                                  ---------            ---------
                   Total current assets                             150,565              374,821
Other long-term assets                                                  564                  475
Property and equipment, net                                          35,206               44,338
Intangibles, net (Note 4)                                            80,006               62,297
                                                                  ---------            ---------
                                                                  $ 266,341            $ 481,931
                                                                  ---------            ---------
                                                                  ---------            ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Trade accounts payable                                    $  14,818            $  28,421
        Accrued payroll and related expenses                          8,934                6,587
        Other accounts payable and accrued liabilities               20,372               18,597
        Current portion of capital lease obligations                  8,341                7,634
        Deferred revenue                                              8,831               10,273
                                                                  ---------            ---------
                   Total current liabilities                         61,296               71,512
Long-term debt                                                        7,701                6,388
                                                                  ---------            ---------
                   Total liabilities                                 68,997               77,900

Stockholders' equity:
        Preferred stock                                                  41                   47
        Common stock                                                    291                  319
        Stock subscriptions receivable                               (1,041)                  --
        Additional paid-in capital                                  330,911              562,412
        Warrants to purchase common stock                               597                  597
        Accumulated deficit                                        (133,455)            (159,344)
                                                                  ---------            ---------
                   Total stockholders' equity                       197,344              404,031
                                                                  ---------            ---------
                                                                  $ 266,341            $ 481,931
                                                                  ---------            ---------
                                                                  ---------            ---------

   The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ---------------------
                                                      1998             1999
                                                      ----             ----
                                                            (UNAUDITED)
                                                           (in thousands,
                                                      except per share data)
Recurring revenues                                   $ 27,856         $ 64,837
Other revenues                                          1,578            1,422
Incremental revenues                                      392            1,984
                                                     --------         --------
           Total revenues                              29,826           68,243

Cost of recurring revenues                             14,087           28,893
Cost of other revenues                                     36              287
Sales and marketing                                     7,566           18,717
General and administrative                              4,537            7,783
Operations and member support                           9,540           20,694
Amortization (Note 4)                                      --           17,673
                                                     --------         --------
           Total operating costs and expenses          35,766           94,047
                                                     --------         --------

Loss from operations                                   (5,940)         (25,804)
Interest income                                           223            3,876
Interest expense                                         (687)            (315)
                                                     --------         --------
           Net loss                                    (6,404)         (22,243)
Deductions for accretion dividends (Note 5)                --           (3,646)
                                                     --------         --------
Net loss attributable to common stockholders         $ (6,404)        $(25,889)
                                                     --------         --------
                                                     --------         --------

Basic and diluted net loss per share (Note 3)        $  (0.28)        $  (0.82)
                                                     --------         --------
                                                     --------         --------

Weighted average shares                                22,746          31,393
                                                     --------         --------
                                                     --------         --------

  The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             ------------------
                                                                           1998              1999
                                                                           ----              ----
                                                                                 (UNAUDITED)
                                                                                (in thousands)
Net cash provided by operating activities                                $   3,648         $  10,198
                                                                         ---------         ---------

Cash flows from investing activities:
       Purchases of property and equipment                                  (5,664)          (13,726)
       Purchases of intangible assets                                           (9)              --
       Transaction costs                                                    (1,270)              --
                                                                         ---------         ---------
                 Net cash used in investing activities                      (6,943)          (13,726)
                                                                         ---------         ---------

Cash flows from financing activities:
       Proceeds from issuance of notes payable                               1,198               --
       Repayment of notes payable                                              --                (47)
       Proceeds from capital lease obligations                               2,513               469
       Principal payments under capital lease obligations                   (1,894)           (2,490)
       Proceeds from public stock offerings                                    --            183,099
       Proceeds from issuance of redeemable preferred stock                    --             42,622
       Proceeds from liquidation of stock subscription receivable              --              1,041
       Proceeds from stock options and warrants exercised                    1,743             2,169
                                                                         ---------         ---------
                 Net cash provided by financing activities                   3,560           226,863
                                                                         ---------         ---------

Net increase in cash and cash equivalents                                      265           223,335
Cash and cash equivalents, beginning of period                              16,450           140,864
                                                                         ---------         ---------
Cash and cash equivalents, end of period                                 $  16,715         $ 364,199
                                                                         ---------         ---------
                                                                         ---------         ---------

   The accompanying notes are an integral part of these financial statements

                           EARTHLINK NETWORK, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements of EarthLink Network, Inc., which include the accounts of its wholly owned subsidiary, EarthLink Operations Inc., (collectively, "EarthLink" or the "Company") for the three month period ended March 31, 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of December 31, 1998 contained in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated. These financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at March 31, 1999 and the results of operations and of cash flows for the three month period ended March 31, 1999. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

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

4.  INTANGIBLE ASSETS AND AMORTIZATION COSTS

         In June 1998, the Company consummated its strategic alliance with Sprint Corporation ("the Sprint Transaction"). The value of intangible assets acquired in the Sprint Transaction, aggregating $121.2 million, as of March 31, 1999, is being amortized on a straight-line basis over their estimated useful lives. During the quarter ended March 31, 1999, the Company incurred amortization expense of $17.7 million on these assets.

                              EARTHLINK NETWORK, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  DEDUCTIONS FOR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

     The Series A and B Convertible Preferred Stock issued in conjunction with the Sprint Transaction will pay liquidation dividends for the first five years in the form of increases in its Liquidation Value. The adjustment of $3.6 million recorded during the three months ended March 31, 1999 represents a liquidation dividend of $2.1 million based on a 3% dividend and the accretion of a $1.5 million dividend related to the beneficial conversion feature of the Convertible Preferred Stock.

6.   FOLLOW ON OFFERING OF COMMON STOCK

     In January 1999, the Company completed a follow on public offering of 2.4 million shares of its Common Stock at $73.63 per share. The offering consisted of 2.3 million shares and an underwriter's over-allotment of 99,000 shares exercised in February 1999. In conjunction with the offering, Sprint exercised its preemptive rights to maintain its existing ownership level in the Company. Accordingly, Sprint purchased 808,000 shares, of which 201,000 shares were Common Stock and 607,000 shares were Series B Convertible Preferred Stock. Net proceeds from the sale of Common Stock were $183.1 million. Net proceeds from the sale of Series B Convertible Preferred Stock to Sprint were approximately $42.6 million.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

OVERVIEW

     We are a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. Our member base has grown rapidly, making us one of the world's leading ISPs. We believe this growth is the result of our efforts to enhance our members' Internet experience through simple, rapid and reliable access to the Internet, high quality service and member support and enhanced
services.   At March 31, 1999, our member base included approximately
1,155,000 paying members and an additional 69,000 trial accounts.

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

     Cost of recurring revenues principally includes telecommunications costs and depreciation expense on equipment used in network operations for ongoing member services. Fees paid to third party providers for dial-up access to their respective nationwide systems of POPs are included in telecommunications costs. Cost of other revenues principally includes expenses associated with new member registration and cost of products sold. Cost of incremental revenues is immaterial.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items on the Company's statements of operations for the periods indicated:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                            1998          1999
                                            ----          ----
Revenues:
      Recurring revenues                     94%           95%
      Other revenues                          5             2
      Incremental revenues                    1             3
                                           ----          ----
                Total revenues              100%          100%

Operating costs and expenses:
      Cost of recurring revenues             47            43
      Cost of other revenues                 --            --
      Sales and marketing                    26            28
      General and administrative             15            11
      Operations and member support          32            30
      Amortization (1)                       --            26
                                           ----          ----
                                            120           138
                                           ----          ----
      Loss from operations                  (20)          (38)
      Interest income                         1             6
      Interest expense                       (2)           (1)
                                           ----          ----
                Net loss                    (21%)         (33%)
                                           ----          ----
                                           ----          ----
EBITDA (2)                                  (10%)          (5%)
                                           ----          ----
                                           ----          ----

---------------
(1) Represents amortization expense for the quarter ended March 31, 1999, related to the intangible assets acquired as part of the June 1998 Sprint Transaction.
(2) Represents earnings (loss) before depreciation and amortization, interest income and expense and income tax expense. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation from an alternative to, or more meaningful than measures of performance determined in accordance with generally accepted accounting principles.


RECURRING REVENUES

     The Company experienced substantial growth in revenues for the three months ended March 31, 1999 as compared to the corresponding period of 1998. The increase in recurring revenues of 132% from $27.9 million in the quarter ended March 31, 1998 to $64.8 million in the quarter ended March 31, 1999 was primarily due to an increase in the Company's member base from 500,000 at March 31, 1998 to 1,155,000 at March 31, 1999.

OTHER REVENUES

                                   THREE MONTHS ENDED MARCH 31,
                                -----------------------------------
                                                          INCREASE
                                1998          1999       (DECREASE)
                                ----          ----       ----------
                                         (in thousands)
Dial-up set up fees            $  828        $  522        $ (306)
Non dial-up set up fees           750           900           150
                               ------        ------        ------
Total other revenues           $1,578        $1,422        $ (156)
                               ------        ------        ------
                               ------        ------        ------

                                       7

     The decrease in dial-up set up fees is primarily due to the Company's willingness to waive set up fees for dial-up members acquired through certain affinity marketing partnerships and other programs. The Company expects this trend to continue for dial-up set up revenues. EarthLink has continued to expand its sales of premium services such as Business Web Site Hosting, National ISDN, LAN ISDN and Frame Relay Connections and cable-modem connections. As such, one-time fees for the set up of non dial-up members has increased due to market demand. However, management cannot predict whether the Company will continue to charge set up fees for these premium services.

INCREMENTAL REVENUES

                                                    THREE MONTHS ENDED MARCH 31,
                               ---------------------------------------------------------------------
                                                      PERCENT                               PERCENT
                                                      OF TOTAL                              OF TOTAL
                               1998                   REVENUES             1999             REVENUES
                               ----                   --------             ----             --------
                                                 (in thousands, except percentages)
Total revenues                $29,826                   100%              $68,243              100%
Incremental revenues              392                     1                 1,984                3


     The Company continued to focus on deriving additional revenue from marketing activities targeted to its active member base. Incremental revenues increased 406% during the three months ended March 31, 1999, as compared to the corresponding period of 1998. The principal component of the Company's incremental revenue strategy is its Premier Partnership Program through which the Company offers and sells promotional packages that provide advertisers with access to the multiple points of contact EarthLink has with its members. The Company also sells content space and advertising on its various online properties such as the Personal Start Page and its bi-monthly print newsletter, "bLink".

COST OF RECURRING REVENUES

                                                           THREE MONTHS ENDED MARCH 31,
                                        -----------------------------------------------------------------
                                                         PERCENT OF                            PERCENT OF
                                                          RECURRING                             RECURRING
                                        1998              REVENUES            1999              REVENUES
                                        ----              ---------           ----              ---------
                                                        (in thousands, except percentages)
Recurring revenues                    $27,856                100%            $64,837                100%
Cost of recurring revenues             14,087                 51              28,893                 45


            Cost of recurring revenues increased 105% during the three months ended March 31, 1999, as compared to the corresponding period of 1998, primarily due to the corresponding increase in the Company's member base. The decrease in the cost of recurring revenues as a percentage of recurring revenues was primarily due to the Company's ability to negotiate more favorable contracts with third party access providers and to effectively manage and, thereby reduce, communications costs per member as the Company exploits economies of scale and to reduce per member costs as the total member base expanded. This decrease was partially offset by the effect of an increase in monthly usage per member from 32.5 hours during the three months ended March 31, 1998 to 42.0 hours during the three months ended March 31, 1999.

COST OF OTHER REVENUES

                                                      THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------------------------
                                                       PERCENT                           PERCENT
                                                       OF OTHER                          OF OTHER
                                        1998           REVENUES          1999            REVENUES
                                        ----           --------          ----            --------
                                                   (in thousands, except percentages)
Royalties                               $ 14               1%            $136               9%
Other                                     22               1%             151              11%
                                        ----              ---            ----              ---
Total cost of other revenues            $ 36               2%            $287              20%
                                        ----              ---            ----              ---
                                        ----              ---            ----              ---



            Cost of other revenues increased 697% during the three months ended March 31, 1999 as compared to the corresponding period of 1998. The increase is primarily due to increases in the cost of ISDN equipment sold to members, the costs of providing advertising , content and electronic commerce to certain customers and royalties related to some of the newer products.

SALES AND MARKETING

            Sales and marketing expenses consist primarily of advertising, sales compensation, bounties, communications costs related to trial members and the cost of promotional material. Sales and marketing expenses increased 146% from $7.6 million to $18.7 million during the three month periods ended March 31, 1998 and 1999, respectively. The increase was primarily due to management's increased emphasis on organic growth through marketing strategies including expanding sales and marketing efforts, increased sales commissions and increased marketing personnel headcount. The Company does not defer sales, marketing or other direct costs associated with the acquisition of members. These costs are expensed as incurred.

GENERAL AND ADMINISTRATIVE

            General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, bad debt, credit card processing and executive compensation. General and administrative expenses increased 73% from $4.5 million to $7.8 million during the three months ended March 31, 1998 and 1999, respectively. The increase was primarily due to increases in payroll, depreciation expenses and credit card fees. The rise in payroll costs was primarily due to growth in headcount. In October 1998, the Company occupied an additional 55,000 square feet of its data center facility, and monthly rent increased from $66,000 to $92,000. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increase in credit card processing fees was due to the increase in the Company's member base.

OPERATIONS AND MEMBER SUPPORT

            Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as costs associated with operating the data center and MIS functions to maintain member accounts. Operations and member support expenses increased 118% from $9.5 million to $20.7 million during the three month periods ended March 31, 1998 and 1999, respectively. The increase reflects management's focus on retaining existing members by providing superior services and devoting significant resources to expanding technical support staff and network operations capabilities. The number of employees engaged in operations and member support activities was 683 and 1,328 at March 31, 1998 and 1999, respectively.

INTEREST EXPENSE

            Interest expense decreased from $687,000 to $315,000 during the three months ended March 31, 1999, as compared to the corresponding period of 1998. This was primarily due to the aging of capital lease obligations.
As capital lease obligations have aged, a greater portion of lease payments has been attributed to principal payments rather than interest expense. Furthermore, management has been able to obtain lower interest rates on newer lease obligations.

INTEREST INCOME

            Interest income increased from $223,000 to $3.9 million for the three months ended March 31, 1998 and 1999, respectively. The increase was primarily due to an increase in average cash balances available for investment.

LIQUIDITY AND CAPITAL RESOURCES

            Cash provided by operating activities was $3.6 million and $10.2 million during the three month periods ended March 31, 1998 and 1999, respectively. During the three months ended March 31, 1998, the Company's net loss of $6.4 million was offset by depreciation and amortization expenses of $2.9 million and increases in accounts payable and accrued liabilities of $7.2 million. In the three month period ended March 31, 1999, the Company's net loss of $22.2 million was offset by depreciation and amortization expenses of $22.3 million and increases in accounts payable, accrued liabilities and deferred revenue of $11.0 million.

            Cash used in investing activities was $6.9 million and $13.7 million during the three month periods ended March 31, 1998 and 1999, respectively. During the three months ended March 31, 1998, the Company incurred approximately $1.3 million in deferred transaction costs related to the Sprint Transaction and the follow on stock offering. Both transactions subsequently closed in June of 1998. Capital equipment purchases were $5.7 million and $13.7 million for the three month periods ended March 31, 1998 and 1999, respectively.

            Cash provided by financing activities was approximately $3.6 million and $226.9 million during the three months ended March 31, 1998 and 1999, respectively. In January 1999, the Company completed a follow on public offering of 2.4 million shares of its Common Stock at $73.63 per share. The offering consisted of 2.3 million shares and an underwriter's over-allotment of 99,000 shares exercised in February 1999. In conjunction with the offering, Sprint exercised its preemptive rights to maintain its existing ownership level in the Company. Accordingly, Sprint purchased 808,000 shares of which 201,000 shares were Common Stock and 607,000 shares were Series B Convertible Preferred Stock. Net proceeds from the sale of Common Stock were $183.1 million. Net proceeds from the sale of Series B Convertible Preferred Stock to Sprint were approximately $42.6 million.

            Proceeds from capital lease transactions were $2.5 million and $469,000 during the three months ended March 31, 1998 and 1999, respectively.
 The sale leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses are recorded. The property continues to be depreciated by the Company. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement.

            As of March 31, 1999, the Company had cash and cash equivalents of approximately $364.2 million. The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital
requirements for the next 12 months.   EarthLink has available a $25 million
credit facility from Sprint in the form of convertible senior debt, increasing to $100 million over a three-year period, at an interest rate of 6% per annum. The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its member base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales programs, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors.

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

            We are continuing to assess the year 2000 readiness of our third-party supplied software, computer technology and other services. Based upon the results of this assessment, we will develop and implement, if necessary, a remediation plan with respect to third-party software, computer technology and services, which may fail to be year 2000 compliant. We have assessed our proprietary software and internal systems and determined them to be year 2000 compliant. We anticipate that our systems, including components thereof provided by third-party vendors, will be year 2000 compliant by 2000. The failure of our software and computing systems and our third-party vendors to be year 2000 compliant could have a material adverse effect on us.

            The most reasonably likely worst-case year 2000 scenario would be for one or more of our network service providers to fail thereby making it difficult or impossible for members to dial-up and access the Internet; however, we maintain agreements with several nationwide network service providers including UUNET, Sprint, PSINet, and others, and have the ability to switch our members among the networks of these providers. Therefore, should any of these providers be unable to provide our members with Internet access as a result of year 2000 problems, we believe our redundant network arrangements will adequately accommodate our dial-up access needs.

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

            None

                                      PART II

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)         Exhibits. The following exhibits are filed as part of this report:

EXHIBIT
  NO.       DESCRIPTION
-------     -----------
27.1        Financial Data Schedule


(b)         Reports on Form 8-K.

            None

                                      SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EARTHLINK NETWORK, INC.



Date:       May 14, 1999               /s/ Charles G. Betty
                                       ------------------------------
                                       Charles G. Betty, President,
                                       Chief Executive Officer and
                                       Director


Date:       May 14, 1999               /s/ Grayson L. Hoberg
                                       ------------------------------
                                       Grayson L. Hoberg, Senior Vice
                                       President-Finance and Administration
                                       and Chief Financial Officer


Date:       May 14, 1999               /s/ Richard A. Quiroga
                                       ------------------------------
                                       Richard A. Quiroga, Vice President,
                                       Corporate Controller