Form 10-Q
period 1999-06-30
EARTHLINK NETWORK INC /DE/
filed 1999-08-13
CIK 1061566

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

  There were 32,108,684 shares of Common Stock outstanding as of June 30, 1999.


===============================================================================

                             EARTHLINK NETWORK, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                     PART I
Item 1.  Financial Statements and Supplementary Data....................... 1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......12


                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders...............12

Item 6.  Exhibits and Reports on Form 8-K..................................13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             EARTHLINK NETWORK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    DECEMBER 31, 1998    JUNE 30, 1999
                                                    -----------------    ------------
                                                        (AUDITED)         (UNAUDITED)
                                                              (in thousands)
Current assets:
  Cash and cash equivalents                            $ 140,864          $ 352,372
  Accounts receivable, net                                 4,779              7,082
  Prepaid expenses                                         4,147              7,462
  Other assets                                               775              1,983
                                                       ---------          ---------
       Total current assets                              150,565            368,899
Other long-term assets                                       564              1,899
Property and equipment, net                               35,206             47,450
Intangibles, net (Note 4)                                 80,006             44,612
                                                       ---------          ---------
                                                       $ 266,341          $ 462,860
                                                       =========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                               $  14,818          $  23,033
  Accrued payroll and related expenses                     8,934              7,513
  Other accounts payable and accrued liabilities          20,372             21,333
  Current portion of capital lease obligations             8,341              9,362
  Deferred revenue                                         8,831             11,608
                                                       ---------          ---------
       Total current liabilities                          61,296             72,849
Long-term debt                                             7,701              8,988
                                                       ---------          ---------
          Total liabilities                               68,997             81,837

Stockholders' equity:
  Preferred stock                                             41                 47
  Common stock                                               291                321
  Stock subscriptions receivable                          (1,041)                 -
  Additional paid-in capital                             330,911            567,576
  Warrants to purchase common stock                          597                597
  Accumulated deficit                                   (133,455)          (187,518)
                                                       ---------          ---------
       Total stockholders' equity                        197,344            381,023
                                                       ---------          ---------
                                                       $ 266,341          $ 462,860
                                                       =========          =========

    The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                               -----------------------       -----------------------
                                                 1998          1999             1998         1999
                                               ---------     ---------       ---------     ---------
                                                                   (UNAUDITED)
                                                       (in thousands, except per share data)

Recurring revenues                             $  35,224     $  74,591       $  63,080     $ 139,428
Other revenues                                     1,620         1,137           3,198         2,559
Incremental revenues                               1,146         2,273           1,538         4,257
                                               ---------     ---------       ---------     ---------
       Total revenues                             37,990        78,001          67,816       146,244

Cost of recurring revenues                        17,555        33,203          31,642        62,096
Cost of other revenues                               120           289             156           576
Sales and marketing                                8,281        22,605          15,847        41,322
General and administrative                         5,018         7,892           9,555        15,675
Operations and member support                     11,630        24,840          21,170        45,534
Amortization and transaction costs (Note 4)        7,208        17,673           7,208        35,346
                                               ---------     ---------       ---------     ---------
       Total operating costs and expenses         49,812       106,502          85,578       200,549
                                               ---------     ---------       ---------     ---------

Loss from operations                             (11,822)      (28,501)        (17,762)      (54,305)
Interest income                                      426         4,371             649         8,247
Interest expense                                    (621)         (417)         (1,308)         (732)
                                               ---------     ---------       ---------     ---------
       Net loss                                  (12,017)      (24,547)        (18,421)      (46,790)
Deductions for accretion dividends (Note 5)       (1,054)       (3,627)         (1,054)       (7,273)
                                               ---------     ---------       ---------     ---------
Net loss attributable to common stockholders   $ (13,071)    $ (28,174)      $ (19,475)    $ (54,063)
                                               =========     =========       =========     =========
Basic and diluted net loss per share (Note 3)  $   (0.53)    $   (0.88)      $   (0.82)    $   (1.71)
                                               =========     =========       =========     =========
Weighted average shares                           24,586        31,980          23,674        31,689
                                               =========     =========       =========     =========

    The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                         -----------------------       -----------------------
                                                           1998          1999             1998         1999
                                                         ---------     ---------       ---------     ---------
                                                                              (UNAUDITED)
                                                                             (in thousands)
Net cash provided by (used in) operating
 activities                                                $ 8,288      $ (9,439)      $  11,936     $     759
                                                         ---------     ---------       ---------     ---------

Cash flows from investing activities:
  Purchases of property and equipment                       (5,866)       (8,477)        (11,530)      (22,203)
  Proceeds from sale of property and equipment                   -           221               -           221
  Purchase of intangible assets                                  -             -              (9)            -
  Transaction costs                                         (7,142)            -          (8,412)            -
  Net cash acquired from acquisition                        23,750             -          23,750             -
                                                         ---------     ---------       ---------     ---------
      Net cash provided by (used in) investing
       activities                                           10,742        (8,256)          3,799       (21,982)
                                                         ---------     ---------       ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                        -             -             200             -
  Repayment of notes payable                                (5,385)            -          (4,387)          (47)
  Proceeds from capital lease obligations                    3,122         7,293           5,635         7,762
  Principal payments under capital lease obligations        (1,994)       (2,966)         (3,888)       (5,456)
  Proceeds from issuance of common stock, net              105,329             -         105,329       183,099
  Proceeds from stock options and warrants exercised           896         1,541           2,639         3,710
  Proceeds from sale of redeemable preferred stock               -             -               -        42,622
  Proceeds from liquidation of subscription receivable           -             -               -         1,041
                                                         ---------     ---------       ---------     ---------
      Net cash provided by financing activities            101,968         5,868         105,528       232,731
                                                         ---------     ---------       ---------     ---------
Net increase (decrease) in cash and cash equivalents       120,998       (11,827)        121,263       211,508
Cash and cash equivalents, beginning of period              16,715       364,199          16,450       140,864
                                                         ---------     ---------       ---------     ---------
Cash and cash equivalents, end of period                 $ 137,713     $ 352,372       $ 137,713     $ 352,372
                                                         =========     =========       =========     =========

Acquisition, net of cash acquired (Note 4):
  Issuance of convertible preferred stock                                              $ 135,000
  Transaction costs                                                                        8,412
  Intangible assets                                                                     (119,662)
                                                                                       ---------
  Net cash acquired from acquisition                                                   $  23,750
                                                                                       =========


    The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements of EarthLink Network, Inc., which include the accounts of its wholly owned subsidiary, EarthLink Operations, Inc., (collectively, "EarthLink" or the "Company") for the three and six month periods ended June 30, 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited consolidated financial statements as of December 31, 1998 contained in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated. These financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at June 30, 1999 and the results of operations and of cash flows for the three month and six month periods ended June 30, 1999. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

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

  4.  INTANGIBLE ASSETS AND AMORTIZATION COSTS

         In June 1998, the Company consummated its strategic alliance with Sprint Corporation ("the Sprint Transaction"). The value of intangible assets acquired in the Sprint Transaction, aggregating $121.2 million is being amortized on a straight-line basis over their estimated useful lives. During the three and six month periods ended June 30, 1999, the Company incurred amortization expense of $17.7 million and $35.3 million, respectively, on these assets.

                             EARTHLINK NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  5.  DEDUCTIONS FOR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

         The Convertible Preferred Stock issued to Sprint in the Sprint Transaction as well as to Sprint pursuant to its "top up" rights in the Company's July 1998 and January 1999 follow-on public offerings will pay liquidation dividends for the first five years in the form of increases in its Liquidation Value. The adjustments of $3.6 million and $7.3 million recorded during the three and six month periods ended June 30, 1999, respectively, represent liquidation dividends of $2.2 million and $3.3 million, based on a 3% dividend and accretion dividends of $1.4 million and $4.0 million, respectively, related to the beneficial conversion feature of the Convertible Preferred Stock.

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

OVERVIEW

         We are a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. Our member base has grown rapidly, making us one of the world's leading ISPs. We believe this growth is the result of our efforts to enhance our members' Internet experience through simple, rapid and reliable access to the Internet, high quality service, and member support and enhanced services. At June 30, 1999, our member base included approximately 1,335,000 paying members and an additional 62,000 members having trial accounts.

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

         Cost of recurring revenues principally includes telecommunications costs and depreciation expense on equipment used in network operations for ongoing member services. Fees paid to third party providers for dial-up access to their respective nationwide systems of POPs are included in telecommunications costs. Cost of other revenues principally includes expenses associated with new member registration and cost of products sold. Cost of incremental revenues is immaterial and is included in cost of other revenues.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues represented by certain items on the Company's statements of operations for the periods indicated:

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                    ------------------       ----------------
Revenues:                                            1998        1999        1998        1999
                                                     ----        ----        ----        ----
  Recurring revenues                                  93%         96%         93%         95%
  Other revenues                                       4           1           5           2
  Incremental revenues                                 3           3           2           3
                                                     ----        ----        ----        ----
        Total revenues                               100%        100%        100%        100%

Operating costs and expenses:
  Cost of recurring revenues                          46          43          47          43
  Cost of other revenues                               -           -           -           -
  Sales and marketing                                 22          29          23          28
  General and administrative                          13          10          14          11
  Operations and member support                       31          32          31          31
  Amortization and transaction costs (1)              19          23          11          24
                                                     ----        ----        ----        ----
                                                     131         137         126         137
                                                     ----        ----        ----        ----
  Loss from operations                               (31)        (37)        (26)        (37)
  Interest income                                      1           6           1           6
  Interest expense                                    (1)         (1)         (2)         (1)
                                                     ----        ----        ----        ----
        Net loss                                     (31%)       (32%)       (27%)      (32%)
                                                     ====        ====        ====        ====
EBITDA (2)                                            (7%)        (7%)        (8%)       (6%)
                                                     ====        ====        ====        ====

-------------------
(1) Represents amortization expense for the periods ending June 30, 1999 and 1998 and a one time transaction cost of $1,397,000 resulting from the June 1998 Sprint transaction.

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


RECURRING REVENUES

         The Company experienced substantial growth in revenues for the three and six month periods ended June 30, 1999 as compared to the corresponding periods of 1998. The increase in recurring revenues of 112% from $35.2 million in the quarter ended June 30, 1998 to $74.6 million in the quarter ended June 30, 1999 was primarily due to an increase in the Company's member base from 710,000 at June 30, 1998 to 1,335,000 at June 30, 1999.

OTHER REVENUES

                                     THREE MONTHS                          SIX MONTHS
                                     ENDED JUNE 30                       ENDED JUNE 30,
                                  ------------------     INCREASE      ------------------      INCREASE
                                   1998        1999     (DECREASE)      1998        1999      (DECREASE)
                                  ------      ------    ----------     ------      ------     ----------
                                                              (in thousands)
  Dial-up set up fees             $  711      $  468      $ (243)      $1,539      $  990      $ (549)
  Non dial-up set up fees            909         669        (240)       1,659       1,569         (90)
                                  ------      ------      -------      ------      ------      -------
  Total other revenues            $1,620      $1,137      $ (483)      $3,198      $2,559      $ (639)
                                  ======      ======      =======      ======      ======      =======

         The decrease in dial-up set up fees is primarily due to the Company's willingness to waive set up fees for dial-up members acquired through certain marketing programs. The Company expects this trend to continue for dial-up set up revenues. The Company has seen an increase in the number of premium services sold such as web-site hosting, national ISDN, LAN ISDN and frame relay connections and cable-modem connections. However, the Company has reduced set up fees for certain premium services, primarily web-site hosting, to remain competitive.

INCREMENTAL REVENUES

         The Company continued to focus on deriving additional revenue from marketing activities targeted to its active member base. Incremental revenues increased 120% from $1.1 million to $2.3 million and 187% from $1.5 million to $4.3 million during the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods of 1998. The principal component of the Company's incremental revenue strategy is its Premier Partnership Program through which the Company offers and sells promotional packages that provide advertisers with access to the multiple points of contact EarthLink has with its members. The Company also sells content space and advertising on its various online properties such as the Personal Start Page and its bi-monthly print newsletter, "bLink".

COST OF RECURRING REVENUES

                                     THREE MONTHS ENDED JUNE 30,                        SIX MONTHS ENDED JUNE 30,
                              --------------------------------------------    -------------------------------------------
                                         PERCENT OF             PERCENT OF               PERCENT OF            PERCENT OF
                                          RECURRING              RECURRING                RECURRING             RECURRING
                                1998      REVENUES     1999      REVENUES       1998      REVENUES     1999     REVENUES
                              --------    --------   --------    --------     --------    --------    ------    --------
                                                           (in thousands, except percentages)
Recurring revenues            $ 35,224    100%       $ 74,591       100%      $ 63,080      100%     $139,428     100%
Cost of recurring revenues      17,555     50          33,203        45         31,642       50        62,096      45

         Cost of recurring revenues increased 89% and 96% during the three and six month periods ended June 30, 1999, as compared to the corresponding periods of 1998, due to the corresponding increase in the Company's member base. As a percentage of revenue, however, cost of recurring revenues decreased. The decrease in the cost of recurring revenues as a percentage of recurring revenues was primarily due to the Company's ability to negotiate more favorable contracts with third party access providers and to effectively manage and, thereby reduce, communications costs per member as the Company exploits economies of scale and to reduce per member costs as the total member base expanded.

COST OF OTHER REVENUES

         Cost of other revenues increased 141% and 269% during the three and six months ended June 30, 1999 as compared to the corresponding period of 1998. The increase is primarily due to increases in the cost of ISDN equipment sold to members, the costs of providing advertising, content and electronic commerce to certain customers and other royalties.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of advertising, sales compensation, bounties, communications costs related to trial members, salaries and the cost of promotional material. Sales and marketing expenses increased 172% from $8.3 million to $22.6 million during the three month periods ended June 30, 1998 and 1999, respectively, and 160% from $15.9 million to $41.3 million in the six months ended June 30, 1999 as compared to the same period in 1998. The increase was primarily due to management's increased emphasis on organic growth through marketing strategies including expanding sales and marketing efforts, increased sales commissions and increased marketing personnel headcount. The Company does not defer sales, marketing or other direct costs associated with the acquisition of members. These costs are expensed as incurred.

OPERATIONS AND MEMBER SUPPORT

         Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as costs associated with operating the data center and MIS functions to maintain member accounts. Operations and member support expenses increased 114% from $11.6 million to $24.8 million during the three month periods ended June 30, 1998 and 1999, respectively and 116% from $21.1 million to $45.5 million in the six months ended June 30, 1999 and 1998, respectively. These increases reflect (1) the increase in members from 710,000 as of June 30, 1998 to 1.3 million as of June 30, 1999, (2) the opening of the Company's Sacramento call center in April 1999 and (3) management's focus on retaining existing members by providing superior service and devoting significant resources to expanding technical support staff and network operations capabilities. The number of employees engaged in operations and member support activities was 775 and 1,553 at June 30, 1998 and 1999, respectively.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, bad debt, credit card processing and executive compensation. General and administrative expenses increased 58% from $5.0 million to $7.9 million during the three months ended June 30, 1998 and 1999, and 64% from $9.6 million to $15.7 million in the six months ended June 30, 1999 as compared to the same period in 1998. The increase was primarily due to increases in payroll, depreciation expenses and credit card fees. The rise in payroll costs was primarily due to growth in headcount. In October 1998, the Company occupied an additional 55,000 square feet of its data center facility, and monthly rent increased from $66,000 to $92,000. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increase in credit card processing fees was due to the increase in the Company's member base and increases in fees charged by credit card companies.

 INTEREST INCOME

         Interest income increased from $426,000 to $4.4 million and from $649,000 to $8.2 million during the three and six months ended June 30, 1998 and 1999, respectively. The increases were primarily due to an increase in average cash balances available for investment.

INTEREST EXPENSE

         Interest expense decreased from $621,000 to $417,000 and from $1.3 million to $732,000 during the three months and six months ended June 30, 1998 and 1999, respectively. The decreases were primarily due to the aging of capital lease obligations. As capital lease obligations have aged, a greater portion of lease payments has been attributed to principal payments rather than interest expense. Furthermore, management has been able to obtain lower effective interest rates on new lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operating activities was $9.4 million during the three month period ended June 30, 1999. Cash provided by operating activities was $759,000 during the six month period ended June 30, 1999. The decrease in cash during the three months ended June 30, 1999 was primarily due to a significant increase in cash used in the Company's sales and marketing efforts. The Company has increased its emphasis on organic growth through marketing strategies including expanding sales and marketing efforts, increased sales commissions and increased marketing personnel headcount. Overall, during the three months ended June 30, 1999, the Company's cash balances were reduced by the net loss of $24.5 million, a $1.8 million decrease in accounts payable and accrued expenses and a $2.4 million dollar increase in net accounts receivable. These factors were partially offset by depreciation and amortization expenses of $22.7 million and an increase in deferred revenue of $1.3 million. During the six months ended June 30, 1999, the Company's cash balances were reduced by the net loss of $46.8 million and an increase in net accounts receivable of $2.3 million. These factors were offset by depreciation and amortization expenses of $45.0 million, a $7.7 million net increase in accounts payable and accrued expenses and a $2.8 million increase in deferred revenue.

         Cash used in investing activities was $8.3 million and $22.0 million during the three and six month periods ended June 30, 1999, respectively. Capital equipment purchases were $8.5 million and $22.2 million during the three and six month periods ended June 30, 1999, respectively.

         Cash provided by financing activities was approximately $5.9 million and $232.7 million during the three and six month periods ended June 30, 1999, respectively. Proceeds and principal payments under capital leases were $7.3 million and $3.0 million, respectively, during the three months ended June 30, 1999. Sale leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses are recorded. The property continues to be depreciated by the Company. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement. Proceeds from the exercise of stock options and warrants were $4.7 million during the six months ended June 30, 1999. In January 1999, the Company completed a follow on public offering of 2.4 million shares of its Common Stock at $73.63 per share. In conjunction with the offering, Sprint exercised its preemptive rights to maintain its existing ownership level in the Company. Accordingly, Sprint purchased 808,000 shares of which 201,000 shares were Common Stock and 607,000 shares were Series B Convertible Preferred Stock (having the same rights and preferences as the Series A Convertible Preferred Stock already held by Sprint). Net proceeds from the sale of Common Stock were $183.1 million. Net proceeds from the sale of Series B Convertible Preferred Stock to Sprint were approximately $42.6 million. Proceeds and principal payments under capital leases were $7.8 million and $5.5 million, respectively, during the six months ended June 30, 1999.

         As of June 30, 1999, the Company had cash and cash equivalents of approximately $352.4 million. The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for the next 12 months. EarthLink has available a $50 million credit facility from Sprint in the form of convertible senior debt, increasing to $100 million by June 5, 2001, at an interest rate of 6% per annum. The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its member base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales programs, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors.

YEAR 2000

         Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. We utilize software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. For example, we are dependent on the institutions involved in processing our members' credit card payments for Internet services. We are also dependent on telecommunications vendors and leased dial up access vendors to maintain network reliability.

         We have substantially completed our assessment of the year 2000 readiness of our third-party supplied software, computer technology and other services. Based upon the results of this assessment, we believe that all of our material third party providers are year 2000 compliant and that all other providers are substantially ready. We have assessed our own proprietary software and internal systems and determined them to be year 2000 compliant. We anticipate that our systems, including components thereof provided by third-party vendors, will be year 2000 compliant by 2000.

         The most reasonably likely worst-case year 2000 scenario would be for one or more of our network service providers to fail thereby making it difficult or impossible for members to dial-up and access the Internet; however, we maintain agreements with several nationwide network service providers including UUNET, Sprint, PSINet and Level 3, and have the ability to switch our members among the networks of these providers. Therefore, should any of these providers be unable to provide our members with Internet access as a result of year 2000 problems, we believe our redundant network arrangements will adequately accommodate our dial-up access needs.

         Total costs incurred in connection with our year 2000 compliance efforts have been and are expected to continue to be minimal.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Earthlink held its 1999 annual meeting of Stockholders (the "Annual Meeting") on April 26, 1999 for the purposes of electing directors for the ensuing year, amending its 1995 Stock Option Plan to increase the number of shares authorized for grant thereunder from 5.7 million to 7.7 million and to amend the Company's Certificate of Incorporation to increase authorized shares of the Company's Common Stock from 50,000,000 to 200,000,000. The following individuals were re-elected to the Company's Board of Directors:

         Sky Dayton                             Kevin O'Donnell
         Charles G. Betty                       Reed Slatkin
         Linwood A. Lacy, Jr.                   Sidney Azeez
         Robert M. Kavner                       Paul McNulty

Each nominee received 28,089,252 votes for his election and 47,791 shares abstained from voting. There were no votes against the election of any of the nominees. Also, William T. Esrey and Len J. Lauer were appointed by Sprint to serve as Sprint's board representatives. With respect to the amendment of the Company's Stock Option Plan, 13,977,137 shares voted for the proposal, 4,035,931 voted against the proposal and there were 37,805 abstentions. With respect to the amendment of the Company's Certificate of Incorporation, 26,783,457 shares voted for the proposal, 1,314,367 voted against the proposal and there were 39,219 abstentions. All three proposals passed.

PART II

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Exhibits.       The following exhibits are filed as part of this report:

     Exhibit No.     Description
     -----------     -----------
       27.1          Financial Data Schedule

(b) Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EARTHLINK NETWORK, INC.


Date:    August 13, 1999                /s/ Charles G. Betty
         ---------------                ------------------------------
                                        Charles G. Betty, President, Chief
                                        Executive Officer and Director



Date:    August 13, 1999                /s/ Grayson L. Hoberg
         ---------------                ------------------------------
                                        Grayson L. Hoberg, Senior Vice President
                                        - Finance and Administration and Chief
                                        Financial Officer



Date:    August 13, 1999                /s/ Richard A. Quiroga
         ---------------                ------------------------------
                                        Richard A. Quiroga, Vice President,
                                        Corporate Controller