Form 10-Q
period 1999-09-30
EARTHLINK NETWORK INC /DE/
filed 1999-11-15
CIK 1061566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         There were 32,597,732 shares of Common Stock outstanding as of
                              September 30, 1999.

                             EARTHLINK NETWORK, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                     PART I
Item 1.  Financial Statements and Supplementary Data.........................  1
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................  6
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......... 12


                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders................. 12

Item 6.  Exhibits and Reports on Form 8-K.................................... 13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             EARTHLINK NETWORK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                        DECEMBER 31, 1998    SEPTEMBER 30, 1999
                                                                        -----------------    ------------------
                                                                            (AUDITED)           (UNAUDITED)
                                                                                    (in thousands)
Current assets:
     Cash and cash equivalents                                           $       140,864      $        338,315
     Accounts receivable, net                                                      4,779                10,385
     Prepaid expenses                                                              4,147                 5,785
     Other assets                                                                    775                 6,960
                                                                        -----------------    ------------------
          Total current assets                                                   150,565               361,445
Other long-term assets                                                               564                 2,995
Property and equipment, net                                                       35,206                52,139
Intangibles, net (Note 4)                                                         80,006                26,933
                                                                        -----------------    ------------------
                                                                         $       266,341      $        443,512
                                                                        -----------------    ------------------
                                                                        -----------------    ------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                              $        14,818      $       22,299
     Accrued payroll and related expenses                                          8,934               9,274
     Other accounts payable and accrued liabilities                               20,372              23,690
     Current portion of capital lease obligations                                  8,341               9,337
     Deferred revenue                                                              8,831              13,826
                                                                        -----------------    ------------------
          Total current liabilities                                               61,296              78,426
Long-term debt                                                                     7,701               9,201
                                                                        -----------------    ------------------
          Total liabilities                                                       68,997              87,627

Stockholders' equity:
     Preferred stock                                                                  41                  47
     Common stock                                                                    291                 326
     Stock subscriptions receivable                                               (1,041)                  -
     Additional paid-in capital                                                  330,911             577,202
     Warrants to purchase common stock                                               597                 597
     Accumulated deficit                                                        (133,455)           (222,287)
                                                                        -----------------    ------------------
          Total stockholders' equity                                             197,344             355,885
                                                                        -----------------    ------------------
                                                                         $       266,341      $      443,512
                                                                        -----------------    ------------------
                                                                        -----------------    ------------------

    The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                       -------------------------      -------------------------
                                                          1998           1999           1998            1999
                                                       ---------       ---------      ---------       ---------
                                                                              (UNAUDITED)
                                                                 (in thousands, except per share data)
Recurring revenues                                     $  46,877       $  84,627      $ 109,957       $ 224,055
Other revenues                                             1,699           1,931          4,897           4,490
Incremental revenues                                       1,248           3,016          2,786           7,273
                                                       ---------       ---------      ---------       ---------
       Total revenues                                     49,824          89,574        117,640         235,818

Cost of recurring revenues                                20,619          33,398         52,261          95,494
Cost of other revenues                                       252             210            408             786
Sales and marketing                                       10,644          38,255         26,491          79,577
General and administrative                                 5,871           9,781         15,426          25,456
Operations and member support                             15,078          25,748         36,248          71,282
Amortization and transaction costs (Note 4)               17,754          17,673         24,962          53,019
                                                       ---------       ---------      ---------       ---------
       Total operating costs and expenses                 70,218         125,065        155,796         325,614
                                                       ---------       ---------      ---------       ---------

Loss from operations                                     (20,394)        (35,491)       (38,156)        (89,796)
Interest income                                            1,919           4,434          2,568          12,681
Interest expense                                            (353)           (308)        (1,661)         (1,040)
                                                       ---------       ---------      ---------       ---------
       Net loss                                          (18,828)        (31,365)       (37,249)        (78,155)
Deductions for accretion dividends (Note 5)               (3,276)         (3,404)        (4,330)        (10,677)
                                                       ---------       ---------      ---------       ---------
Net loss attributable to common stockholders           $ (22,104)      $ (34,769)     $ (41,579)      $ (88,832)
                                                       ---------       ---------      ---------       ---------
                                                       ---------       ---------      ---------       ---------

Basic and diluted net loss per share (Note 3)          $   (0.78)      $   (1.07)     $   (1.64)      $   (2.78)
                                                       ---------       ---------      ---------       ---------
                                                       ---------       ---------      ---------       ---------

Weighted average shares                                   28,458          32,383         25,292          31,925
                                                       ---------       ---------      ---------       ---------
                                                       ---------       ---------      ---------       ---------

    The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      -------------------------      -------------------------
                                                                         1998           1999           1998            1999
                                                                      ---------       ---------      ---------       ---------
                                                                                            (UNAUDITED)
                                                                                          (in thousands)
Net cash provided by (used in) operating activities                   $   2,462       $  (8,746)     $  14,398       $  (8,034)
                                                                      ---------       ---------      ---------       ---------

Cash flows from investing activities:
     Purchases of property and equipment                                 (4,381)        (11,422)       (15,911)        (33,625)
     Proceeds from sale of property and equipment                             -           1,195              -           1,416
     Purchase of investment                                                   -          (1,500)             -          (1,500)
     Purchase of intangible assets                                            -               -             (9)              -
     Transaction costs                                                     (449)              -         (8,861)              -
     Net cash acquired from acquisition                                       -               -         23,750               -
                                                                      ---------       ---------      ---------       ---------
         Net cash used in investing activities                           (4,830)        (11,727)        (1,031)        (33,709)
                                                                      ---------       ---------      ---------       ---------

Cash flows from financing activities:
     Proceeds from issuance of notes payable                                  -               -            200               -
     Repayment of notes payable                                            (120)              -         (4,507)              -
     Proceeds from capital lease obligations                                576           3,990          6,212          11,752
     Principal payments under capital lease obligations                  (2,380)         (3,801)        (6,269)         (9,257)
     Proceeds from issuance of common stock, net                              -               -        105,329         183,099
     Proceeds from stock options and warrants exercised                     976           6,227          3,615           9,937
     Proceeds from sale of redeemable preferred stock                         -               -              -          42,622
     Proceeds from liquidation of subscription receivable                     -               -              -           1,041
                                                                      ---------       ---------      ---------       ---------
         Net cash (used in) provided by financing activities               (948)          6,416        104,580         239,194
                                                                      ---------       ---------      ---------       ---------
Net (decrease) increase in cash and cash equivalents                     (3,316)        (14,057)       117,947         197,451
Cash and cash equivalents, beginning of period                          137,713         352,372         16,450         140,864
                                                                      ---------       ---------      ---------       ---------
Cash and cash equivalents, end of period                              $ 134,397       $ 338,315      $ 134,397       $ 338,315
                                                                      ---------       ---------      ---------       ---------
                                                                      ---------       ---------      ---------       ---------

Acquisition, net of cash acquired (Note 4):
     Issuance of convertible preferred stock                                                         $ 135,000
     Transaction costs                                                                                   9,914
     Intangible assets                                                                                (121,164)
                                                                                                     ---------
     Net cash acquired from acquisition                                                              $  23,750
                                                                                                     ---------
                                                                                                     ---------

    The accompanying notes are an integral part of these financial statements

                             EARTHLINK NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements of EarthLink Network, Inc., which include the accounts of its wholly owned subsidiary, EarthLink Operations, Inc., (collectively, "EarthLink" or the "Company") for the three and nine month periods ended September 30, 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited financial statements as of December 31, 1998 contained in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at September 30, 1999 and the results of operations and of cash flows for the three month and nine month periods ended September 30, 1999. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

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

 4.  INTANGIBLE ASSETS AND AMORTIZATION COSTS

         In June 1998, the Company consummated its strategic alliance with Sprint Corporation ("the Sprint Transaction"). The value of intangible assets acquired in the Sprint Transaction, aggregating $121.2 million is being amortized on a straight-line basis over their estimated useful lives. During the three and nine month periods ended September 30, 1999, the Company incurred amortization expense of $17.7 million and $53.0 million, respectively, on these assets.

                             EARTHLINK NETWORK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  DEDUCTIONS FOR ACCRETION DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

         The Convertible Preferred Stock issued to Sprint pays liquidation dividends for the first five years in the form of increases in its Liquidation Value. The adjustments of $3.4 million and $10.7 million recorded during the three and nine month periods ended September 30, 1999, respectively, represent liquidation dividends of $2.2 million and $6.5 million, based on a 3% dividend and accretion dividends of $1.2 million and $4.2 million, respectively, related to the beneficial conversion feature of the Convertible Preferred Stock.

6.  AGREEMENT TO MERGE WITH MINDSPRING ENTERPRISES

         In September 1999 EarthLink and MindSpring Enterprises Inc. agreed to merge into a newly formed public company, in a transaction to be accounted for as a pooling of interests, with MindSpring stockholders receiving one share of the new company stock for each share of MindSpring stock, and EarthLink stockholders receiving 1.615 shares of the new company stock in exchange for each share of EarthLink stock. The combined company will be known as EarthLink and will trade under the Nasdaq symbol "ELNK." Subject to certain conditions, including regulatory approvals and approval by both companies' stockholders, the transaction is expected to close in the first quarter 2000.

7.  INVESTMENTS

         In July 1999, the Company committed to invest in eCompanies Venture Group, LP, ("EVG"), a limited partnership formed to invest in domestic emerging growth companies, and eCompanies LLC a partnership formed to create, develop and invest in Internet related ventures. EarthLink Founder and Chairman, Sky Dayton is a founding partner in both partnerships. In July 1999 EarthLink invested $1.5 million in EVG and has committed to invest an additional $8.5 million and $2.0 million in EVG and eCompanies, respectively. The investments are accounted for under the cost method of accounting as the Company does not have the ability to exercise significant influence over the partnerships' operating or financial policies. Any distributions of earnings from the partnerships, will be recorded as income when declared.

8.  SACRAMENTO CALL CENTER

         In September 1999, the Company entered into a ten year lease for a facility to house its permanent Sacramento Call Center. Rent commitments for the 95,000 square feet of space are as follows:



    YEAR ENDING DECEMBER 31,                                 IN THOUSANDS
    -----------------------------                            ------------
    1999 (from September 1, 1999)                            $        591
    2000                                                            1,773
    2001                                                            1,963
    2002                                                            2,059
    2003                                                            2,116
    2004                                                            2,135
    Thereafter                                                     10,426
                                                             ------------
                                                             $     21,063
                                                             ------------
                                                             ------------

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

OVERVIEW

         We are a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. Our member base has grown rapidly, making us one of the world's leading ISPs. We believe this growth is the result of our efforts to enhance our members' Internet experience through simple, rapid and reliable access to the Internet, high quality service, and member support and enhanced services. At September 30, 1999, our member base included approximately 1,566,000 paying members and an additional 66,000 members having trial accounts.

         In September 1999 EarthLink and MindSpring Enterprises Inc. agreed to merge into a newly formed public company, in a transaction to be accounted for as a pooling of interests, with MindSpring stockholders receiving one share of the new company stock for each share of MindSpring stock, and EarthLink stockholders receiving 1.615 shares of the new company stock in exchange for each share of EarthLink stock. The combined company will be known as EarthLink and will trade under the Nasdaq symbol "ELNK." Subject to several conditions, including regulatory approvals, approval by both companies' shareholders, and certain third-party consents, the transaction is expected to close in the first quarter 2000.

         We provide our members with a core set of features through our standard Internet service, which provides unlimited Internet access and several related services for a $19.95 monthly fee. We also offer a variety of broadband and premium services to both our individual and business members. Recurring revenues, which are generally paid for in advance with credit cards, consist of monthly fees charged to members for Internet access and other ongoing services including business Web site hosting, national ISDN, LAN ISDN, DSL and frame relay connections and, in certain areas, cable access. We derive incremental revenues by leveraging the value of our member base and user traffic through promotional and content partnerships, online advertising, and electronic commerce. We recognize access fees and certain incremental revenues ratably over the period services are provided. Other revenues generally represent cancellation fees attributable to certain term marketing programs and one-time, non-refundable set up fees. Other revenues are recorded as earned.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues represented by certain items on the Company's statements of operations for the periods indicated:


                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                     --------------------            --------------------
                                                     1998            1999            1998            1999
                                                     ----            ----            ----            ----
Revenues:
     Recurring revenues                                94%             95%             94%             95%
     Other revenues                                     3               2               4               2
     Incremental revenues                               3               3               2               3
                                                     ----            ----            ----            ----
           Total revenues                             100%            100%            100%            100%

Operating costs and expenses:
     Cost of recurring revenues                        41              37              44              41
     Cost of other revenues                             1               -               -               -
     Sales and marketing                               21              43              23              34
     General and administrative                        12              11              13              11
     Operations and member support                     30              29              31              30
     Amortization and transaction costs (1)            36              20              21              22
                                                     ----            ----            ----            ----
                                                      141             140             132             138
                                                     ----            ----            ----            ----
     Loss from operations                             (41)            (40)            (32)            (38)
     Interest income                                    3               5               -               5
                                                     ----            ----            ----            ----
           Net loss                                   (38%)           (35%)           (32%)           (33%)
                                                     ----            ----            ----            ----
                                                     ----            ----            ----            ----
EBITDA (2)                                              2%            (14%)            (4%)            (9%)
                                                     ----            ----            ----            ----
                                                     ----            ----            ----            ----

-------------------

(1) Represents amortization expense for the periods ended September 30, 1999 and 1998 and a one time transaction cost of $1,397,000 resulting from the June 1998 Sprint transaction.

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

RECURRING REVENUES

         The Company experienced substantial growth in revenues for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods of 1998. The increase in recurring revenues of 80% from $46.9 million in the quarter ended September 30, 1998 to $84.6 million in the quarter ended September 30, 1999 was primarily due to an increase in the Company's member base from 815,000 at September 30, 1998 to 1,566,000 at September 30, 1999.

OTHER REVENUES


                                      THREE MONTHS                       NINE MONTHS
                                   ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                   ------------------   INCREASE      --------------------  INCREASE
                                  1998       1999      (DECREASE)       1998       1999     (DECREASE)
                                 -------    -------    ----------     -------    -------    ----------
                                                              (in thousands)
   Dial-up set up fees           $   771    $   493    $     (278)    $ 2,310    $   990    $   (1,320)
   Other fees                        928      1,438           510       2,587      3,500           913
                                 -------    -------    ----------     -------    -------    ----------
   Total other revenues          $ 1,699    $ 1,931    $      232     $ 4,897    $ 4,490    $     (407)
                                 -------    -------    ----------     -------    -------    ----------
                                 -------    -------    ----------     -------    -------    ----------


         The decrease in dial-up set up fees was primarily due to the Company's willingness to waive set up fees for dial-up members acquired through certain marketing programs. The Company expects this trend to continue for dial-up set up fees. The increase in other fees was due to an increase in the number of premium services sold such as web-site hosting, broadband services and cancellation fees attributable to certain term marketing programs.

INCREMENTAL REVENUES

         The Company continued to focus on deriving additional revenue from marketing activities targeted to its active member base. Incremental revenues increased 131% from $1.3 million to $3.0 million and 161% from $2.8 million to $7.3 million during the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding periods of 1998. The principal component of the Company's incremental revenue strategy is its Premier Partnership Program through which the Company offers and sells promotional packages that provide advertisers with access to the multiple points of contact EarthLink has with its members. The Company also sells content space and advertising on its various online properties such as the Personal Start Page and its bi-monthly print magazine, "bLink".

COST OF RECURRING REVENUES


                                       THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                               --------------------------------------------     ---------------------------------------------
                                           PERCENT OF            PERCENT OF                 PERCENT OF             PERCENT OF
                                           RECURRING             RECURRING                  RECURRING              RECURRING
                                  1998     REVENUES      1999    REVENUES         1998      REVENUES     1999      REVENUES
                               --------    ---------- --------   ----------     --------    ---------- --------   ----------
                                                            (in thousands, except percentages)
Recurring revenues             $ 46,877      100%     $ 84,627      100%        $109,957      100%     $224,055       100%
Cost of recurring revenues       20,619       44        33,398       39           52,261       48        95,494        43

         The decrease in the cost of recurring revenues as a percentage of recurring revenues was primarily due to the Company's ability to negotiate more favorable contracts with third party access providers and to effectively manage communications costs per member.

COST OF OTHER REVENUES

         Cost of other revenues decreased 17% during the three months ended September 30, 1999 as compared to the corresponding period of 1998 due to a reduction in ISDN equipment sold to members and the price of ISDN service. Cost of other revenues increased 93% during the nine months ended September 30, 1999 as compared to the corresponding period of 1998 due to increases in royalties paid to software vendors and the costs of providing a electronic commerce.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of advertising, direct response mailings, sales compensation, bounties, communications costs related to trial members, salaries and the cost of promotional material. Sales and marketing expenses increased 260% from $10.6 million to $38.2 million during the three month periods ended September 30, 1998 and 1999, respectively, and 200% from $26.5 million to $79.6 million in the nine months ended September 30, 1999 as compared to the same period in 1998. The increase was primarily due to management's increased emphasis on organic growth through marketing strategies including expanding sales and marketing efforts, increased sales commissions and increased marketing personnel headcount. Sales, marketing and other direct costs associated with the acquisition of members are generally expensed as incurred.

OPERATIONS AND MEMBER SUPPORT

         Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as costs associated with operating the data center and MIS functions to maintain member accounts. Operations and member support expenses increased 70% from $15.1 million to $25.7 million during the three month periods ended September 30, 1998 and 1999, respectively and 97% from $36.2 million to $71.3 million during the nine months ended September 30, 1998 and 1999, respectively. These increases reflect (1) the increase in members from 815,000 as of September 30, 1998 to 1,566,000 as of September 30, 1999, (2) the opening of the Company's two Sacramento call centers in April 1999 and September 1999 and
(3) management's focus on retaining existing members by providing superior service and devoting significant resources to expanding technical support staff and network operations capabilities. The number of employees engaged in operations and member support activities was 1,553 and 1,633 at September 30, 1998 and 1999, respectively.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, bad debt, credit card processing and executive compensation. General and administrative expenses increased 66% from $5.9 million to $9.8 million during the three months ended September 30, 1998 and 1999, and 66% from $15.4 million to $25.5 million in the nine months ended September 30, 1999 as compared to the same period in 1998. The increase was primarily due to increases in payroll, depreciation expense and credit card processing fees. The rise in payroll costs was primarily due to growth in headcount. In October 1998, the Company occupied an additional 55,000 square feet of its data center facility, and monthly rent increased from $66,000 to $92,000. The increase in depreciation expense was due to the acquisition of office equipment and the build-out of leasehold improvements. The increase in credit card processing fees was due to the increase in the Company's member base and increases in fees charged by credit card companies.

INTEREST INCOME

         Interest income increased from $1.9 million to $4.4 million and from $2.6 million to $12.7 million during the three and nine months ended September 30, 1998 and 1999, respectively. The increases were primarily due to an increase in average cash balances available for investment.

INTEREST EXPENSE

         Interest expense decreased from $353,000 to $308,000 and from $1.7 million to $1.0 million during the three months and nine months ended September 30, 1998 and 1999, respectively. The decreases were primarily due to the aging of capital lease obligations. As capital lease obligations have aged, a greater portion of lease payments has been attributed to principal payments rather than interest expense. Furthermore, management has been able to obtain lower effective interest rates on new lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operating activities was $8.7 million and $8.0 million during the three and nine month periods ended September 30, 1999, respectively. During the three months ended September 30, 1999, the effect of the Company's net loss of $31.4 million was offset by non-cash expenses, such as depreciation and amortization expenses, of $23.1 million. During the nine months ended September 30, 1999, the Company's net loss of $78.2 million was offset by non-cash expenses, such as depreciation and amortization expenses of $68.1 million.

         Cash used in investing activities was $11.7 million and $33.7 million during the three and nine month periods ended September 30, 1999, respectively. Capital equipment purchases were $11.4 million and $33.6 million during the three and nine month periods ended September 30, 1999, respectively. Cash proceeds from sales of capital equipment were $1.2 million and $1.4 million during the three and nine month periods ended September 30, 1999, respectively. In September 1999 the Company made an initial investment in a limited partnership of $1.5 million.

         Cash provided by financing activities was approximately $6.4 million and $239.2 million during the three and nine month periods ended September 30, 1999, respectively. Proceeds from the exercise of stock options and warrants were $6.2 million during the three months ended September 30, 1999. Proceeds and principal payments under capital leases were $4.0 million and $3.8 million, respectively, during the three months ended September 30, 1999. Sale leaseback transactions are recorded at cost, which approximates the fair market value of the property and, therefore, no gains or losses are recorded. The property continues to be depreciated by the Company. A financing obligation representing the proceeds is recorded and reduced based upon payments under the lease agreement. Proceeds from the exercise of stock options and warrants were $9.9 million during the nine months ended
September 30, 1999. In January 1999, the Company completed a follow on public offering of 2.4 million shares of its Common Stock at $73.63 per share. In conjunction with the offering, Sprint exercised its preemptive rights to maintain its existing ownership level in the Company. Accordingly, Sprint purchased 808,000 shares of which 201,000 shares were Common Stock and 607,000 shares were Series B Convertible Preferred Stock (having the same rights and preferences as the Series A Convertible Preferred Stock already held by Sprint). Net proceeds from the sale of Common Stock were $183.1 million. Net proceeds from the sale of Series B Convertible Preferred Stock to Sprint were approximately $42.6 million. Proceeds and principal payments under capital leases were $11.8 million and $9.3 million, respectively, during the nine months ended September 30, 1999.

         As of September 30, 1999, the Company had cash and cash equivalents of approximately $338.3 million. The Company believes that available cash will be sufficient to meet the Company's operating expenses and capital requirements for the next 12 months. EarthLink has available a $50 million credit facility from Sprint in the form of convertible senior debt, increasing to $100 million by June 5, 2001, at an interest rate of 6% per annum. The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its member base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales programs, information systems and research and development activities, the availability of hardware and software provided by third-party vendors and other factors.

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

         We have completed our assessment of the year 2000 readiness of our third-party supplied software, computer technology and other services. Based upon testing and vendor supplied documentation, we believe that all of our material third party providers are year 2000 compliant and that all other providers are substantially ready. We tested our own proprietary software and internal systems and determined them to be year 2000 compliant. We anticipate that our systems, including components thereof provided by third-party vendors, will operate properly when the year 2000 event occurs.

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

         Total costs incurred in connection with our year 2000 readiness efforts have been and are expected to continue to be minimal.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Exhibits.    The following exhibits are filed as part of this report:

     EXHIBIT NO.  DESCRIPTION
     -----------  -----------
         2.1 Agreement and Plan of Reorganization, dated September 22, 1999, among EarthLink Network, Inc., MindSpring Enterprises, Inc. and WWW Holdings, Inc. (incorporated by reference to
                  Exhibit 2.1 of the Company's Report on Form 8-K, File No. 333-52507).

         2.2 Stock Option Agreement, dated September 22, 1999, between MindSpring Enterprises, Inc. and EarthLink Network, Inc. (incorporated by reference to Exhibit 2.2 of the Company's Report on Form 8-K, File No. 333-52507).

         2.3 Stock Option Agreement, dated September 22, 1999, between EarthLink Network, Inc. and MindSpring Enterprises, Inc. (incorporated by reference to Exhibit 2.3 of the Company's Report on Form 8-K, File No. 333-52507).

         2.4 Form of EarthLink Stockholder Agreements, dated September 22, 1999, between certain stockholders and EarthLink Network, Inc. (incorporated by reference to Exhibit 2.4 of the Company's Report on Form 8-K, File No. 333-52507).

         2.5 Form of MindSpring Stockholder Agreement, dated September 22, 1999, between certain stockholders and MindSpring Enterprises, Inc. (incorporated by reference to Exhibit 2.5 of the Company's Report on Form 8-K, File No. 333-52507).

         2.6 Press Release, dated September 23, 1999, announcing execution of a definitive agreement to merge with MindSpring Enterprises, Inc. (incorporated by reference to Exhibit 2.6 of the Company's Report on Form 8-K, File No. 333-52507).

         10.1 Lease agreement between EarthLink Network Inc. and Prentiss Properties Natomas, L.P. a Delaware limited partnership.

         27.1     Financial Data Schedule.


(b) Reports on Form 8-K.

         See the Company's Report on Form 8-K, File No. 333-52507 filed September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EARTHLINK NETWORK, INC.



Date:    November 15, 1999         /s/ CHARLES G. BETTY
     ---------------------         --------------------------------------------
                                   Charles G. Betty, President, Chief Executive
                                   Officer and Director



Date:    November 15, 1999         /s/ GRAYSON L. HOBERG
     ---------------------         --------------------------------------------
                                   Grayson L. Hoberg, Senior Vice President -
                                   Finance and Administration and Chief
                                   Financial Officer




Date:    November 15, 1999         /s/ RICHARD A. QUIROGA
     ---------------------         --------------------------------------------
                                   Richard A. Quiroga, Vice President, Corporate
                                   Controller