Form 10-K405/A
period 1998-12-31
EARTHLINK NETWORK INC /DE/
filed 1999-12-03
CIK 1061566

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

    We believe that ease of use, fast and qualified technical support and reliability of the Internet connection are key factors in the very competitive ISP market. Accordingly, we believe it is critical to EarthLink's success in the competitive ISP market to establish EarthLink as a brand known for providing easy to use, reliable nationwide Internet access and related value-added services to our individual and business members. We strive to establish these competitive strengths for EarthLink, which are summarized in our focus on our members' Internet experience by providing them with the best technical support, most reliable connections and innovative Internet personalization and navigation tools. Other important factors in the ISP market include the introductions of new Internet/Web products and services, the timing of such introductions, as well as industry and general economic trends. We believe it is important to most Internet users to have current Web browser and related software, which we provide in every EarthLink software package.

    A large member base allows us to enhance and expand our products and services, keeps our service costs low and enhances our ability to enter into favorable arrangements with network service providers, affinity marketing partners, online advertisers and content providers. Also, a large member base will allow us to spread our costs over a larger revenue base, enhance our ability to keep member costs low and attract such favorable arrangements. Accordingly, we constantly strive to rapidly expand our member base through various methods. We believe these factors add to our competitive strengths in the ISP market.


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

OVERVIEW

    EarthLink is a leading Internet service provider, or ISP, providing reliable nationwide Internet access and related value-added services to our individual and business members. Our member base grew from approximately 420,000 members on December 31, 1997 to approximately 1,000,000 paying members on December 31, 1998, making us one of the world's leading ISPs.
We have focused first and foremost on how our members experience the Internet, by providing them with the best technical support, most reliable connections and innovative Internet personalization and navigation tools. As a result, of this focus we have been able to limit average monthly cancellations of our service to industry low rates of 6.1% in 1996, 5.0% in 1997 and 3.6% in 1998. We receive significant benefits from the size of our member base, including bargaining power with Internet content providers, online advertisers and retailers, and network providers.

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

    Our recurring revenues derive from our monthly dial-up revenues. Our prices and mix of products have been stable since our inception. EarthLink's standard Internet Service for $19.95 per month still provides approximately 93% of our revenue. The cost of our recurring revenues has fixed and variable components. As EarthLink grows, our per-member fixed costs decrease as costs are spread over an increasing member base. Our growth in number of members has also enhanced our ability to enter into favorable arrangements with network service providers which has decreased our variable cost of recurring revenues. The "other revenues" category of revenues generally represents fees charged to set up accounts. These dial-up set up revenues continually decrease due to EarthLink's willingness to waive set up fees for dial-up members acquired through certain marketing programs. Prior to July 1997, EarthLink paid a one-time royalty (up to $8.00 per member) to Internet browser software companies. In July 1997, due to competition in the Internet browser market, we obtained the right to use browser software for free. This change caused a significant decrease in our cost of other revenues. As such, other revenues in relation to costs of other revenues have been stable. Our incremental revenue is generated from marketing activities targeted to EarthLink's active member base. Costs associated with incremental revenues are immaterial.

    EarthLink has not experienced and does not expect a decline in revenues from its standard dial-up Internet service. Historically, approximately 93% of our revenues are derived from our standard dial-up service. New or premium products, including activities that generate incremental revenue, provide approximately 7% of our revenues. The price for our standard dial-up service has been stable at $19.95 per month since the inception of EarthLink. We expect our dial-up business to expand as more people come online using basic telephone service.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage of total revenues represented by certain items in our statements of operations for the periods indicated:

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------------
                                                                                           1996         1997         1998
                                                                                        -----------  -----------  -----------
Revenues:
  Recurring revenues...................................................................          83%          92%          93%
  Other revenues......................................................................          17            8            4
  Incremental revenues................................................................          --           --            3
                                                                                               ---          ---          ---
    Total revenues....................................................................         100%         100%         100%
                                                                                               ---          ---          ---
Operating costs and expenses:
  Cost of recurring revenues..........................................................          53           46           44
  Cost of other revenues..............................................................           6            2            1
  Sales and marketing.................................................................          52           32           23
  General and administrative..........................................................          32           18           13
  Operations and member support.......................................................          48           38           31
  Amortization and transaction costs (1)..............................................          --           --           23
                                                                                               ---          ---          ---
    Total operating costs and expenses................................................         191          136          135
  Loss from operations................................................................         (91)         (36)         (35)
  Interest income.....................................................................          --            1            2
                                                                                               ---          ---          ---
  Interest expense....................................................................          (3)          (3)          (1)
                                                                                               ---          ---          ---
    Net loss..........................................................................         (94%)        (38%)        (34%)
                                                                                               ---          ---          ---
                                                                                               ---          ---          ---

------------------------

(1) Amortization and transaction costs represent $41,238,000 in amortization of intangible assets acquired and a one time transaction cost, in June 1998, of $1,397,000 resulting from the strategic alliance with Sprint.

1998 COMPARED TO 1997

RECURRING REVENUES

         We experienced substantial growth in revenues during 1998. The increase in recurring revenues of 120% from $74.7 million in 1997 to $164.7 million in 1998 was primarily due to an increase in our member base from approximately 420,000 at December 31, 1997 to approximately 1 million at December 31, 1998. In June 1998 we gained access to Sprint's marketing and distribution channels as part of our strategic relationship with Sprint. In addition to these channels, we aggressively expanded into the OEM arena by securing relationships with Apple, Packard Bell NEC and CompUSA. Also contributing to our growth was the addition of several key Affinity marketing partners, Sam's Club, Discover Card and AAA of Southern California.

OTHER REVENUES


                                                                    YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                                                          INCREASE
                                                             1997            1998        (DECREASE)
                                                            ------          ------       ----------
                                                                         (IN THOUSANDS)
     Dial-up set up fees .........................          $3,478          $2,853          $ (625)
     Non dial-up set up fees .....................           2,753           3,694             941
                                                            ---------------------------------------
     Total other revenues ........................          $6,231          $6,547          $  316
                                                            =======================================

         The decrease in dial-up set up fees is primarily due to our increased willingness to waive set up fees for dial-up members acquired through certain marketing programs in response to competitive pressures. We expect this trend to continue for dial-up set up fees. THE INCREASE IN NON DIAL-UP SET UP FEES IS DUE TO OUR EFFORT TO expand our sales of premium services such as business Web site hosting, national ISDN, LAN ISDN, frame relay connections and cable connections. Set up fees for these services are generally not waived, and, as such, one-time fees for the set up of non-dial-up accounts has increased.

INCREMENTAL REVENUES

         In the first quarter of 1998 EarthLink began reporting incremental revenues derived from advertising, content and electronic commerce fees that leverage the value of our growing member base and user traffic. The principal component of our strategy is our Premiere Partnership Program, through which we offer and sell promotional packages that provide advertisers with access to the multiple points of contact we have with our members. SALES OF PREMIERE PARTNERSHIPS WAS $2.1 MILLION FOR 1998. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall, and through our news magazine, BLINK. SALES OF CONTENT SPACE AND BANNER ADVERTISING AND BLINK ADVERTISING WERE $1.2 MILLION, $444,000, AND $156,000 RESPECTIVELY DURING 1998. We generally charge transaction fees on electronic commerce activities we facilitate. Total incremental revenues were $4.7 million in 1998.

COST OF RECURRING REVENUES


                                                                      YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                                      PERCENT                PERCENT
                                                                         OF                     OF
                                                                      RECURRING              RECURRING
                                                            1997      REVENUES     1998      REVENUES
                                                         ---------    ---------  ---------   ---------
                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
   Recurring revenues................................    $  74,657      100%     $ 164,723     100%
   Cost of recurring revenues........................       36,716       49         76,643      47

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


                                      (a)      Cost of other revenues


                                                                      YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                                       PERCENT              PERCENT
                                                                       OF OTHER             OF OTHER
                                                             1997      REVENUES     1998    REVENUES
                                                            ------     --------    ------   --------
                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
     Royalties ...................................          $  930        15%      $  158       2%
     Other .......................................             419         7          527       8
                                                            ------     --------    ------   --------
     Total cost of other revenues ................          $1,349        22%      $  685      10%
                                                            ======     ========    ======   ========

         Cost of other revenues decreased 49% in 1998 as compared to 1997. THE DECREASE WAS PRIMARILY DUE TO A REDUCTION IN ROYALTY EXPENSE. PRIOR TO JULY 1997 THE COMPANY PAID A ONE-TIME ROYALTY OF AS MUCH AS $8.00 FOR USE OF INTERNET BROWSER SOFTWARE. IN JULY 1997, DUE TO COMPETITION IN THE INTERNET BROWSER MARKET, THE COMPANY OBTAINED THE RIGHT TO USE INTERNET BROWSER SOFTWARE FOR FREE. THIS CAUSED A SIGNIFICANT DECREASE IN ROYALTY EXPENSE IN 1998 AND COMPARED TO 1997. The increase in the remaining components of cost of other revenues is primarily due to the increase in the rate of member growth during 1998.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of third-party, advertising, sales commissions, salaries, referral credits, direct communication costs associated with trial accounts and the cost of promotional material. Sales and marketing expenses increased from $26.0 million in 1997 to $42.7 million in 1998. THE INCREASE WAS PRIMARILY DUE AN INCREASE IN THIRD-PARTY BOUNTY PAYMENTS OF $4 MILLION, INCREASED SALES COMMISSIONS OF $1 MILLION, INCREASED MARKETING PERSONNEL HEADCOUNT LEADING TO AN INCREASE IN EMPLOYEE COSTS OF $3.4 MILLION AND INCREASED EMPHASIS ON MARKETING, INCLUDING EXPANDED SALES AND MARKETING EFFORTS ON A NATIONWIDE BASIS LEADING TO AN INCREASE IN ADVERTISING EXPENSE OF $3.2 MILLION. We do not defer sales, marketing or other direct costs associated with the acquisition of members. We expense these costs as incurred.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, rent, bad debt and compensation. General and administrative expenses increased 46% from $14.4 million in 1997 to $21.0 million in 1998. THE INCREASE WAS PRIMARILY DUE TO AN INCREASE IN PAYROLL EXPENSES OF $3.3 MILLION, AN INCREASE IN CREDIT CARD PROCESSING FEES OF $2 MILLION AND AN INCREASE IN PROFESSIONAL FEES OF $1.2 MILLION. The increase in credit card processing fees was due to the increase in our member base. As a percentage of total revenues, general and administrative expenses decreased from 18% in 1997 to 13% in 1998.

OPERATIONS AND MEMBER SUPPORT

         Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as customer information systems. Operations and member support expenses increased 76% from $30.9 million in 1997 to $54.4 million in 1998. However, as a percentage of total revenues Operations and member support expenses decreased from 38% in 1997 to 31% in 1998. We focus on retaining existing members by providing superior services and devoting significant resources to expanding technical support staff and network operations capabilities. We had 565 employees engaged in operations and member support activities on December 31, 1997 and 1998 on December 31, 1998. THE INCREASE IN HEADCOUNT CAUSED EMPLOYEE LEAD TO AN INCREASE BY $11.8 MILLION. We continue to improve member service functions by investing in training programs, hardware and software. EXPENSES RELATED TO INCOMING CALLS INCREASED $2.1 MILLION. DEPRECIATION EXPENSE ON ASSETS RELATED TO MEMBER SERVICE AND TECHNICAL SUPPORT INCREASED $1.5 MILLION. RENT AND UTILITIES INCREASED $459,000 AND $486,000 RESPECTIVELY.

INTEREST EXPENSE

         Interest expense decreased from $2.1 million in 1997 to $2.0 million during 1998 due to repayment of approximately $4 million in notes payable, the conversion of $5 million in debt to equity and a reduction in interest rates paid to lessors. The above was offset by the effect of the increase in capitalized lease obligations.

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

OTHER REVENUES


                                                                     YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                                            INCREASE
                                                              1996             1997        (DECREASE)
                                                            -------          -------       ----------
                                                                          (IN THOUSANDS)
     Dial-up set up fees .........................          $ 4,563          $ 3,478        $(1,085)
     Non dial-up set up fees .....................            1,061            2,753          1,692
                                                            -------          -------       ----------
     Total other revenues ........................          $ 5,624          $ 6,231        $   607
                                                            =======          =======       ==========

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

COST OF OTHER REVENUES


                                                                     YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                                            INCREASE
                                                              1996             1997        (DECREASE)
                                                            -------          -------       ----------
                                                                          (IN THOUSANDS)
     Royalties ...................................          $1,907           $  930          $ (977)
     Other .......................................             159              419             260
                                                            -------          -------       ----------
     Total cost of other revenues ................          $2,066           $1,349          $ (717)
                                                            -------          -------       ----------

         Cost of other revenues decreased $717,000 or 38% from $2.1 million in 1996 to $1.3 million in 1997. THE DECREASE WAS PRIMARILY DUE TO A REDUCTION IN ROYALTY EXPENSE. PRIOR TO JULY QUARTER OF 1997 THE COMPANY PAID ROYALTIES OF AS MUCH AS $8.00 FOR USE OF INTERNET BROWSER SOFTWARE AT THE SET UP OF EACH MEMBER. DURING THE THIRD QUARTER OF 1997, DUE TO COMPETITION IN THE INTERNET BROWSER MARKET, THE COMPANY WAS ABLE TO OBTAIN THE USE OF INTERNET BROWSER SOFTWARE FOR FREE. THIS CAUSED A SIGNIFICANT DECREASE IN ROYALTY EXPENSE IN 1998 AND COMPARED TO 1997.

SALES AND MARKETING

         Sales and marketing expenses increased $8.6 million or 49% from $17.4 million in 1996 to $26.0 million 1997. The increase was primarily due to our emphasis on marketing services, expanding sales and marketing efforts nationwide, increased sales commissions, marketing personnel headcount, third-party bounties and referral credits. THE COMPANY INCURRED INCREASED SALES AND MARKETING EXPENSES OF $1.4 MILLION IN PAYROLL, $1.1 MILLION IN COMMISSIONS, $1.3 MILLION IN BOUNTIES, $1.4 MILLION IN REFERRAL CREDITS AND $1.7 MILLION IN ADVERTISING. We do not defer sales, marketing or other direct costs associated with the acquisition of members; rather, we expense these costs as they are incurred.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased $3.9 million or 37% from $10.5 million in 1996 to $14.4 million in 1997 due to increases in bad debt, payroll, rent, depreciation expenses and credit card fees. Bad debt expense was $2.5 million or 7.5% of total revenues in 1996 due to difficulties in billing and in disconnecting late-paying members on a timely basis. Bad debt expense was $3.5 million or 4.3% of total revenues in 1997. Bad debt decreases were due to our review and elimination of accounts with questionable payment history and the compression of our collection cycle. The rise in payroll costs was primarily due to growth in headcount. Personnel engaged in general and administrative activities increased from 92 to 110 during 1997 and the corresponding payroll increased $1.6 MILLION. Depreciation expense rose because of the acquisition of office equipment and the build-out of leasehold improvements. Credit card processing fees increased $1.1 MILLION primarily because our member base increased.

OPERATIONS AND MEMBER SUPPORT

         Operations and member support expenses increased $15.1 million or 96% from $15.8 million in 1996 to $30.9 million in 1997 reflecting our efforts to retain existing members by devoting significant resources to expanding technical support and network operations capabilities. Employees engaged in operations and member support activities increased from 401 to 565 during 1997 AND THE CORRESPONDING PAYROLL COSTS INCREASED $9.7 MILLION. DURING 1997, WE CREATED A NEW CALL CENTER AND INVESTED IN TRAINING PROGRAMS AND HARDWARE AND SOFTWARE TO SOLVE MEMBER PROBLEMS. EXPENSES RELATED TO INCOMING CALLS INCREASED $1.3 MILLION. DEPRECIATION EXPENSE ON ASSETS RELATED TO MEMBER SERVICE AND TECHNICAL SUPPORT INCREASED $1.7 MILLION. RENT AND UTILITIES INCREASED $744,000 AND $780,000 RESPECTIVELY.

INTEREST INCOME

    Interest income increased from $637,000 in 1997 to $4.4 million 1998. The increase was primarily due to an increase in average cash balances available for investment as a result of our public follow on common stock offering completed in June 1998.

1997 COMPARED TO 1996


1998 COMPARED TO 1997

RECURRING REVENUES

         We experienced substantial growth in revenues during 1998. The increase in recurring revenues of 120% from $74.7 million in 1997 to $164.7 million in 1998 was primarily due to an increase in our member base from approximately 420,000 at December 31, 1997 to approximately 1 million at December 31, 1998. In June 1998 we gained access to Sprint's marketing and distribution channels as part of our strategic relationship with Sprint. In addition to these channels, we aggressively expanded into the OEM arena by securing relationships with Apple, Packard Bell NEC and CompUSA. Also contributing to our growth was the addition of several key Affinity marketing partners, Sam's Club, Discover Card and AAA of Southern California.

OTHER REVENUES

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                                                         INCREASE
                                                             1997           1998        (DECREASE)
                                                            ------         ------       ----------
                                                                      (IN THOUSANDS)
     Dial-up set up fees .........................          $3,478          $2,853       $ (625)
     Non dial-up set up fees .....................           2,753           3,694          941
                                                            ------          ------       -------
     Total other revenues ........................          $6,231          $6,547       $  316
                                                            ------          ------       -------
                                                            ------          ------       -------


         The decrease in dial-up set up fees is primarily due to our increased willingness to waive set up fees for dial-up members acquired through certain marketing programs in response to competitive pressures. We expect this trend to continue for dial-up set up fees. THE INCREASE IN NON DIAL-UP SET UP FEES IS DUE TO OUR EFFORT TO expand our sales of premium services such as business Web site hosting, national ISDN, LAN ISDN, frame relay connections and cable connections. Set up fees for these services are generally not waived, and, as such, one-time fees for the set up of non-dial-up accounts has increased.

INCREMENTAL REVENUES

         In the first quarter of 1998 EarthLink began reporting incremental revenues derived from advertising, content and electronic commerce fees that leverage the value of our growing member base and user traffic. The principal component of our strategy is our Premiere Partnership Program, through which we offer and sell promotional packages that provide advertisers with access to the multiple points of contact we have with our members. SALES OF PREMIERE PARTNERSHIPS WAS $2.1 MILLION FOR 1998. We also sell advertising and content space on our various online properties, such as the Personal Start Page and the Mall, and through our news magazine, BLINK. SALES OF CONTENT SPACE AND BANNER ADVERTISING AND BLINK ADVERTISING WERE $1.2 MILLION, $444,000, AND $156,000 RESPECTIVELY DURING 1998. We generally charge transaction fees on electronic commerce activities we facilitate. Total incremental revenues were $4.7 million in 1998.

COST OF RECURRING REVENUES

                                                                 YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                                    PERCENT OF             PERCENT OF
                                                                    RECURRING              RECURRING
                                                          1997      REVENUES     1998      REVENUES
                                                       --------    ----------   ------    ----------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
   Recurring revenues................................  $ 74,657       100%     $164,723      100%
   Cost of recurring revenues........................    36,716        49        76,643       47

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

(a)      Cost of other revenues

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                                       PERCENT             PERCENT
                                                                       OF OTHER            OF OTHER
                                                              1997     REVENUES    1998    REVENUES
                                                            -------    --------   ------   --------
                                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
     Royalties ...................................          $  930       15%     $  158       2%
     Other .......................................             419        7         527       8
                                                            ------      ----     ------      ---
     Total cost of other revenues ................          $1,349       22%     $  685      10%
                                                            ------      ----     ------      ---
                                                            ------      ----     ------      ---




         Cost of other revenues decreased 49% in 1998 as compared to 1997. THE DECREASE WAS PRIMARILY DUE TO A REDUCTION IN ROYALTY EXPENSE. PRIOR TO JULY 1997 THE COMPANY PAID A ONE-TIME ROYALTY OF AS MUCH AS $8.00 FOR USE OF INTERNET BROWSER SOFTWARE. IN JULY 1997, DUE TO COMPETITION IN THE INTERNET BROWSER MARKET, THE COMPANY OBTAINED THE RIGHT TO USE INTERNET BROWSER SOFTWARE FOR FREE. THIS CAUSED A SIGNIFICANT DECREASE IN ROYALTY EXPENSE IN 1998 AND COMPARED TO 1997. The increase in the remaining components of cost of other revenues is primarily due to the increase in the rate of member growth during 1998.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of third-party, advertising, sales commissions, salaries, referral credits, direct communication costs associated with trial accounts and the cost of promotional material. Sales and marketing expenses increased from $26.0 million in 1997 to $42.7 million in 1998. THE INCREASE WAS PRIMARILY DUE AN INCREASE IN THIRD-PARTY BOUNTY PAYMENTS OF $4 MILLION, INCREASED SALES COMMISSIONS OF $1 MILLION, INCREASED MARKETING PERSONNEL HEADCOUNT LEADING TO AN INCREASE IN EMPLOYEE COSTS OF $3.4 MILLION AND INCREASED EMPHASIS ON MARKETING, INCLUDING EXPANDED SALES AND MARKETING EFFORTS ON A NATIONWIDE BASIS LEADING TO AN INCREASE IN ADVERTISING EXPENSE OF $3.2 MILLION. We do not defer sales, marketing or other direct costs associated with the acquisition of members. We expense these costs as incurred.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of costs associated with the accounting and human resources departments, professional expenses, rent, bad debt and compensation. General and administrative expenses increased 46% from $14.4 million in 1997 to $21.0 million in 1998. THE INCREASE WAS PRIMARILY DUE TO AN INCREASE IN PAYROLL EXPENSES OF $3.3 MILLION, AN INCREASE IN CREDIT CARD PROCESSING FEES OF $2 MILLION AND AN INCREASE IN PROFESSIONAL FEES OF $1.2 MILLION. The increase in credit card processing fees was due to the increase in our member base. As a percentage of total revenues, general and administrative expenses decreased from 18% in 1997 to 13% in 1998.

OPERATIONS AND MEMBER SUPPORT

         Operations and member support expenses consist primarily of costs associated with technical support and member service, as well as customer information systems. Operations and member support expenses increased 76% from $30.9 million in 1997 to $54.4 million in 1998. However, as a percentage of total revenues Operations and member support expenses decreased from 38% in 1997 to 31% in 1998. We focus on retaining existing members by providing superior services and devoting significant resources to expanding technical support staff and network operations capabilities. We had 565 employees engaged in operations and member support activities on December 31, 1997 and 998 on December 31, 1998. THE INCREASE IN HEADCOUNT CAUSED EMPLOYEE LEAD TO AN INCREASE BY $11.8 million. We continue to improve member service functions by investing in training programs, hardware and software. EXPENSES RELATED TO INCOMING CALLS INCREASED $2.1 MILLION. DEPRECIATION EXPENSE ON ASSETS RELATED TO MEMBER SERVICE AND TECHNICAL SUPPORT INCREASED $1.5 MILLION. RENT AND UTILITIES INCREASED $459,000 AND $486,000 RESPECTIVELY

INTEREST EXPENSE

         Interest expense decreased from $2.1 million in 1997 to $2.0 million during 1998 due to repayment of approximately $4 million in notes payable, the conversion of $5 million in debt to equity and a reduction in interest rates paid to lessors. The above was offset by the effect of the increase in capitalized lease obligations.

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

OTHER REVENUES

                                                                     YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                                            INCREASE
                                                               1996           1997         (DECREASE)
                                                            --------       ---------       ----------
                                                                      (IN THOUSANDS)
     Dial-up set up fees .........................          $ 4,563          $ 3,478          $(1,085)
     Non dial-up set up fees .....................            1,061            2,753            1,692
                                                            -------          -------          -------
     Total other revenues ........................          $ 5,624          $ 6,231          $   607
                                                            -------          -------          -------
                                                            -------          -------          -------


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

COST OF OTHER REVENUES

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                                                     INCREASE
                                                            1996          1997      (DECREASE)
                                                           ------        ------     ----------
                                                                  (IN THOUSANDS)
     Royalties ...................................          $1,907       $  930       $ (977)
     Other .......................................             159          419          260
                                                            ------       ------       -------
     Total cost of other revenues ................          $2,066       $1,349       $ (717)
                                                            ------       ------       -------
                                                            ------       ------       -------

         Cost of other revenues decreased $717,000 or 38% from $2.1 million in 1996 to $1.3 million in 1997. THE DECREASE WAS PRIMARILY DUE TO A REDUCTION IN ROYALTY EXPENSE. PRIOR TO JULY QUARTER OF 1997 THE COMPANY PAID ROYALTIES OF AS MUCH AS $8.00 FOR USE OF INTERNET BROWSER SOFTWARE AT THE SET UP OF EACH MEMBER. DURING THE THIRD QUARTER OF 1997, DUE TO COMPETITION IN THE INTERNET BROWSER MARKET, THE COMPANY WAS ABLE TO OBTAIN THE USE OF INTERNET BROWSER SOFTWARE FOR FREE. THIS CAUSED A SIGNIFICANT DECREASE IN ROYALTY EXPENSE IN 1998 AND COMPARED TO 1997.

SALES AND MARKETING

         Sales and marketing expenses increased $8.6 million or 49% from $17.4 million in 1996 to $26.0 million 1997. The increase was primarily due to our emphasis on marketing services, expanding sales and marketing efforts nationwide, increased sales commissions, marketing personnel headcount, third-party bounties and referral credits. THE COMPANY INCURRED INCREASED SALES AND MARKETING EXPENSES OF $1.4 MILLION IN PAYROLL, $1.1 MILLION IN COMMISIONS, $1.3 MILLION IN BOUNTIES, $1.4 MILLION IN REFERRAL CREDITS AND $1.7 MILLION IN ADVERTISING. We do not defer sales, marketing or other direct costs associated with the acquisition of members; rather, we expense these costs as they are incurred.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased $3.9 million or 37% from $10.5 million in 1996 to $14.4 million in 1997 due to increases in bad debt, payroll, rent, depreciation expenses and credit card fees. Bad debt expense was $2.5 million or 7.5% of total revenues in 1996 due to difficulties in billing and in disconnecting late-paying members on a timely basis. Bad debt expense was $3.5 million or 4.3% of total revenues in 1997. Bad debt decreases were due to our review and elimination of accounts with questionable payment history and the compression of our collection cycle. The rise in payroll costs was primarily due to growth in headcount. Personnel engaged in general and administrative activities increased from 92 to 110 during 1997 and the corresponding payroll increased $1.6 MILLION. Depreciation expense rose because of the acquisition of office equipment and the build-out of leasehold improvements. Credit card processing fees increased $1.1 MILLION primarily because our member base increased.

OPERATIONS AND MEMBER SUPPORT

         Operations and member support expenses increased $15.1 million or 96% from $15.8 million in 1996 to $30.9 million in 1997 reflecting our efforts to retain existing members by devoting significant resources to expanding technical support and network operations capabilities. Employees engaged in operations and member support activities increased from 401 to 565 during 1997 AND THE CORRESPONDING PAYROLL COSTS INCREASED $9.7 MILLION. DURING 1997, WE CREATED A NEW CALL CENTER AND INVESTED IN TRAINING PROGRAMS AND HARDWARE AND SOFTWARE TO SOLVE MEMBER PROBLEMS. EXPENSES RELATED TO INCOMING CALLS INCREASED $1.3 MILLION. DEPRECIATION EXPENSE ON ASSETS RELATED TO MEMBER SERVICE AND TECHNICAL SUPPORT INCREASED $1.7 MILLION. RENT AND UTILITIES INCREASED $744,000 AND $780,000 RESPECTIVELY.

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