Form 10-Q/A
period 1999-09-30
EARTHLINK NETWORK INC /DE/
filed 1999-12-13
CIK 1061566

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

 4.  INTANGIBLE ASSETS AND AMORTIZATION AND TRANSACTION COSTS

         In June 1998, the Company consummated its strategic alliance with Sprint Corporation (the "Sprint Transaction"). Intangible assets acquired in the Sprint Transaction are valued as follows:

                                                         (IN THOUSANDS)
                                                         ---------------
          Member base                                       $ 65,000
          Marketing and distribution agreement                20,000
          Goodwill                                            36,164
                                                         ---------------
                                                            $121,164
                                                         ===============


The assets are being amortized on a straight-line basis over the estimated useful lives as follows: member base amortized over 18 months, the Marketing and Distribution Agreement amortized over 5 and 10 years, which are the life of the portion of the contract related to Sprint's provision of additional customers and the overall contract life relative to the co-branding feature, respectively, and the excess of consideration over the fair value of net assets acquired (goodwill) over 18 months. As such, the member base and goodwill will be fully amortized by December 31, 1999.








                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                      ------------------------------    ------------------------------
                                          1998              1999            1998               1999
                                      ------------      ------------    ------------      ------------
                                                               (in thousands)
Member base                              $10,833           $10,833         $14,444          $32,500
Marketing and distribution agreement         813               813           1,083            2,438
Goodwill                                   6,108             6,027           8,038           18,081
                                      ------------      ------------    ------------      ------------
     Total                               $17,754           $17,673         $23,565          $53,019
                                      ============      ============    ============      ============



In addition, a non-recurring Sprint Transaction cost of $1,397,000 was recorded in June 1998.

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


INTANGIBLE ASSETS AND AMORTIZATION AND TRANSACTION COSTS

         In June 1998, the Company consummated its strategic alliance with Sprint Corporation (the "Sprint Transaction"). Intangible assets acquired in the Sprint Transaction are valued as follows:

                                                         (IN THOUSANDS)
                                                         ---------------
          Member base                                       $ 65,000
          Marketing and distribution agreement                20,000
          Goodwill                                            36,164
                                                         ---------------
                                                            $121,164
                                                         ===============


The assets are being amortized on a straight-line basis over the estimated useful lives as follows: member base amortized over 18 months, the Marketing and Distribution Agreement amortized over 5 and 10 years, which are the life of the portion of the contract related to Sprint's provision of additional customers and the overall contract life relative to the co-branding feature, respectively, and the excess of consideration over the fair value of net assets acquired (goodwill) over 18 months. As such, the member base and goodwill will be fully amortized by December 31, 1999.




                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                      ------------------------------    ------------------------------
                                          1998              1999            1998               1999
                                      ------------      ------------    ------------      ------------
                                                               (in thousands)
Member base                              $10,833           $10,833         $14,444          $32,500
Marketing and distribution agreement         813               813           1,083            2,438
Goodwill                                   6,108             6,027           8,038           18,081
                                      ------------      ------------    ------------      ------------
     Total                               $17,754           $17,673         $23,565          $53,019
                                      ============      ============    ============      ============



In addition, a non-recurring Sprint Transaction cost of $1,397,000 was recorded in June 1998.

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